Form 10-Q
period 1997-09-30
FRONTIERVISION HOLDINGS LP; FRONTIERVISION HOLDINGS CAPITAL CORP
filed 1997-12-18
CIK 1045710, 1045708

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________to_________


       Commission file numbers:  333-36519 and 333-36519-01

                          FRONTIERVISION HOLDINGS, L.P.
                  FRONTIERVISION HOLDINGS CAPITAL CORPORATION*
           (Exact names of Registrants as specified in their charters)

            Delaware                                        84-1432334
            Delaware                                        84-1432976
 (States or other jurisdiction             (IRS Employer Identification Numbers)
of incorporation or organization)

    1777 South Harrison Street,
    Suite P-200, Denver, Colorado                              80210
(Address of principal executive offices)                     (Zip Code)

                                (303) 757-1588
              (Registrants' telephone number, including area code)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                   Yes [ ]                              No [x]

     Number of shares of common stock of FrontierVision Holdings Capital Corporation outstanding as of December 18, 1997: 100.

* FrontierVision Holdings Capital Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                          FRONTIERVISION HOLDINGS, L.P.
                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                                    FORM 10-Q


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                      INDEX

PART I.  Financial Information                                                                            PAGE


       Item 1.    Consolidated Financial Statements of FrontierVision Holdings,
                  L.P. and Subsidiaries....................................................................   3
                  Notes to Consolidated Financial Statements...............................................   7

                  Balance Sheet of FrontierVision Holdings Capital Corporation.............................  15
                  Note to the Balance Sheet ...............................................................  16

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.........................................  17

PART II.          Other Information........................................................................  24


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  In Thousands



                                                                     --------------------------
                                                                   September 30,     December 31,
                                                                       1997              1996
                                                                     --------          --------
                                                                    (Unaudited)
                                    ASSETS
Cash and cash equivalents                                            $ 84,001          $  3,639
Accounts receivable, net of allowance for doubtful accounts
   of $663 and $767                                                     4,037             4,544
Other receivables                                                         275               846
Prepaid expenses and other                                              2,734             2,231
Investment in cable television systems, net:
   Property and equipment                                             220,607           199,461
   Franchise cost and other intangible assets                         352,171           324,905
                                                                     --------          --------
      Total investment in cable television systems, net               572,778           524,366
                                                                     --------          --------
Deferred financing costs, net                                          17,308            13,042
Earnest money deposits                                                  7,959               500
                                                                     --------          --------
      Total assets                                                   $689,092          $549,168
                                                                     ========          ========

                   LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                     $    670           $ 1,994
Accrued liabilities                                                    10,345            10,825
Subscriber prepayments and deposits                                     1,544             1,862
Accrued interest payable                                               11,004             6,290
Debt                                                                  529,390           398,194
                                                                     --------          --------
     Total liabilities                                                552,953           419,165
                                                                     --------          --------

Partners' capital:
   FrontierVision Partners, L.P.                                      136,003           129,874
   FrontierVision Holdings, LLC                                           136               129
                                                                     --------          --------
      Total partners' capital                                         136,139           130,003
Commitments

                                                                     --------          --------
      Total liabilities and partners' capital                        $689,092          $549,168
                                                                     ========          ========








          See accompanying notes to consolidated financial statements.

                  FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Thousands




                                               ---------------------------------------------------------------------
                                             For the Three        For the Three      For the Nine        For the Nine
                                              Months Ended        Months Ended       Months Ended        Months Ended
                                             September 30,        September 30,      September 30,       September 30,
                                                  1997                1996               1997                1996
                                               ---------           ---------           ---------           ---------

Revenue                                        $  36,750           $  18,668           $ 102,386           $  46,207
Expenses:
    Operating expenses                            18,332               9,989              52,794              23,657
    Corporate administrative expenses              1,071                 706               3,120               1,971
    Depreciation and amortization                 15,899               8,791              45,090              22,386
                                               ---------           ---------           ---------           ---------
        Total expenses                            35,302              19,486             101,004              48,014
                                               ---------           ---------           ---------           ---------
Operating income/(loss)                            1,448                (818)              1,382              (1,807)
Interest expense, net                            (11,544)             (4,313)            (32,846)            (11,617)
Other expense                                         (7)                (99)                (54)                (99)
                                               ---------           ---------           ---------           ---------
Net loss                                       $ (10,103)          $  (5,230)          $ (31,518)          $ (13,523)
                                               =========           =========           =========           =========











          See accompanying notes to consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  In Thousands




                                                --------------------------------------------------------
                                                FrontierVision          FrontierVision
                                                Partners, L.P.          Holdings, LLC
                                              (General Partner)        (Limited Partner)         Total
                                                   ---------             ---------             ---------

Balance, December 31, 1995                         $  46,361             $      46             $  46,407
      Capital contributions                          107,289                   108               107,397
      Net loss                                       (23,776)                  (25)              (23,801)
                                                   ---------             ---------             ---------
Balance, December 31, 1996                           129,874                   129               130,003
      Capital contributions (Unaudited)               37,616                    38                37,654
      Net loss (Unaudited)                           (31,487)                  (31)              (31,518)
                                                   ---------             ---------             ---------
Balance, September 30, 1997 (Unaudited)            $ 136,003             $     136             $ 136,139
                                                   =========             =========             =========















          See accompanying notes to consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Thousands


                                                                            -------------------------------
                                                                          For the Nine           For the Nine
                                                                          Months Ended           Months Ended
                                                                          September 30,         September 30,
                                                                              1997                   1996
                                                                            ----------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (31,518)            $ (13,523)
  Adjustments to reconcile net loss to net
       cash flows from operating activities:
       Depreciation and amortization                                           45,090                22,386
       Net loss on disposal of assets                                              --                    99
       Amortization of deferred debt issuance costs                             1,546                    --
       Interest expense deferred and included in
           long-term debt and non-cash interest expense                         1,266                    --
       Changes in operating assets and liabilities, net of
           effect of acquisitions:
           Accounts receivable                                                  1,209                 1,313
           Prepaid  expenses and other                                           (480)                 (515)
           Accounts  payable and accrued liabilities                           (2,710)                 (814)
           Subscriber prepayments and deposits                                   (548)                   (3)
           Accrued interest payable                                             4,714                 1,202
                                                                            ---------             ---------
               Total adjustments                                               50,087                23,668
                                                                            ---------             ---------
               Net cash flows from operating activities                        18,569                10,145
                                                                            ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        (18,547)               (5,791)
  Pending acquisition costs                                                      (289)               (8,285)
  Cash paid for franchise costs                                                  (482)                   --
  Earnest money deposits                                                       (8,259)                   --
  Proceeds from dispositions of cable television systems                           --                15,993
  Cash paid in acquisitions of cable television systems                       (72,402)             (188,116)
                                                                            ---------             ---------
                Net cash flows from investing activities                      (99,979)             (186,199)
                                                                            ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt borrowings                                                             206,500               114,969
  Debt payments                                                               (76,500)                   --
  Principal payments on capital lease obligations                                 (70)                   --
  Increase in deferred financing fees                                          (5,812)               (3,738)
  Partner capital contributions                                                37,654                67,218
                                                                            ---------             ---------
                        Net cash flows from financing activities              161,772               178,449
                                                                            ---------             ---------
Net Increase (Decrease) in Cash and Cash Equivalents                           80,362                 2,395
Cash and Cash Equivalents, beginning of period                                  3,639                 2,650
                                                                            ---------             ---------
Cash and Cash Equivalents, end of period                                    $  84,001             $   5,045
                                                                            =========             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                    $  25,564             $  10,442
                                                                            =========             =========



          See accompanying notes to consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(1)    STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

FrontierVision  Holdings,  L.P.  ("Holdings"),   a  wholly-owned  subsidiary  of
FrontierVision Partners, L.P., a Delaware limited partnership ("FVP"), is a Delaware limited partnership formed on September 3, 1997 for the purpose of acting as co-issuer with its wholly-owned subsidiary, FrontierVision Holdings Capital Corporation ("Holdings Capital"), of $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FrontierVision Operating Partners, L.P. ("FVOP") prior to the issuance of the Discount Notes on September 19, 1997 (the "Formation Transaction") and therefore, at that time, FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), became wholly-owned, consolidated subsidiaries of Holdings. Holdings had no operations from inception through September 18, 1997. Holdings Capital has nominal assets and does not conduct any operations.

FVOP was initially capitalized in November 1995 with approximately $38 from its sole limited partner, FrontierVision Operating Partners, Inc. ("FVOP Inc."), a Delaware corporation, and approximately $38,300 from its, at the time, sole general partner, FVP. FVOP Inc., previously a wholly-owned subsidiary of FVP, is now a wholly-owned subsidiary of Holdings. As used herein, the "Company" refers collectively to Holdings, Holdings Captial, FVOP, FVOP, Inc. and Capital.

As of September 30, 1997, the Company owned and operated cable television systems in three primary operating clusters - New England, Ohio and Kentucky - with a fourth, smaller group of cable television systems in the Southeast.

PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements for Holdings are presented on a pooling basis as if the Formation Transaction had occurred on July 14, 1995, the date of FVOP's inception. For comparability, the consolidated financial statements are presented for FVOP as of and for the twelve months ended December 31, 1996.

REFERENCE TO ANNUAL REPORT

The attached interim financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with FVOP's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 333-9535) (the "FVOP 10-K") for additional disclosures, including a summary of FVOP's accounting policies.

The following notes, insofar as they are applicable to the nine months ended September 30, 1997, are not audited. In management's opinion, all adjustments considered necessary for a fair presentation of such financial statements are included and all such adjustments are of a normal and recurring nature. The results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results for the entire 1997 fiscal year.

RECLASSIFICATIONS

Certain 1996 amounts have been reclassified for comparative purposes.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(2)      ACQUISITIONS AND DISPOSITIONS

The Company has completed several acquisitions since its inception in July 1995 through September 30, 1997. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon fair values at the respective dates of acquisition. The following table lists the acquisitions and the purchase price allocation for each.



                                                             PRIMARY LOCATION
                   PREDECESSOR OWNER                            OF SYSTEMS           DATE ACQUIRED    ACQUISITION COST (A)

United Video Cablevision, Inc. ("UVC")                        Maine and Ohio       November 9, 1995          $121,800
Longfellow Cable Company, Inc. ("Longfellow")                      Maine           November 21, 1995           $6,100
C4 Media Cable Southeast, Limited Partnership ("C4")      Virginia and Tennessee   February 1, 1996           $47,600
Americable International Maine, Inc. ("Americable")                Maine            March 29, 1996             $4,800
Cox Communications, Inc. ("Cox")                                   Ohio              April 9, 1996           $135,900
Phoenix Grassroots Cable Systems, LLC ("Grassroots")      Maine and New Hampshire   August 29, 1996            $9,700
Triax Southeast Associates, L.P. ("Triax")                   Kentucky and Ohio      October 7, 1996           $85,700
American Cable Entertainment of  Kentucky-Indiana,  Inc.   Kentucky and Indiana     October 9, 1996          $147,300
("ACE")
SRW, Inc.'s Penn/Ohio Cablevision, L.P. ( "Penn/Ohio")     Pennsylvania and Ohio   October 31, 1996            $3,800
SRW, Inc.'s Deep Creek Cable TV, L.P. ( "Deep Creek")            Maryland          December 23, 1996           $3,000
Bluegrass Cable Partners, L.P. ("Bluegrass")                     Kentucky           March 20, 1997            $10,400
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,  Inc.         Kentucky           March 31, 1997             $1,900
("Clear/B&G")
Milestone Communications of New York, L.P. ("Milestone")           Ohio             March 31, 1997             $3,000
Triax Associates I, L.P. ("Triax I")                               Ohio              May 30, 1997             $34,700
Phoenix Front Row Cablevision ("Front Row")                        Ohio              May 30, 1997              $6,900
PCI Incorporated ("Bedford")                                     Michigan           August 29, 1997            13,500 *
SRW,  Inc.'s  Blue  Ridge  Cable  Systems,  L.P.  ("Blue    Tennessee and North    September 3, 1997            4,100
Ridge")                                                          Carolina
-------------

(a) Acquisition cost represents the purchase price allocation between tangible and intangible assets including certain purchase accounting adjustments as of September 30, 1997.
*     Subject to adjustment.

                                                                         -----------------------------------
                                                                         Acquisitions          Acquisitions
                                                                         for the Nine          for the Nine
                                                                         Months Ended          Months Ended
                                                                    September 30, 1997(a)   September 30, 1996(a)
                                                                          -------------         -------------

Property and equipment                                                    $      25,000         $      89,837
Franchise cost and other intangible assets                                       49,184               110,412
                                                                          -------------         -------------
    Subtotal                                                                     74,184               200,249
                                                                          -------------         -------------
Net working capital deficit                                                        (982)               (2,631)
Less - Earnest money deposits applied                                              (800)               (9,502)
                                                                          -------------         -------------
    Total cash paid for acquisitions                                      $      72,402         $     188,116
                                                                          =============         =============


------------

(a) The combined purchase price includes certain purchase price adjustments for acquisitions consummated prior to the respective periods.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(2)      ACQUISITIONS AND DISPOSITIONS (continued)

The Company has reported the operating results of its acquired cable systems from the dates of their respective acquisition. Unaudited pro forma summarized operating results of the Company for the nine months ended September 30, 1996, assuming the C4, Cox, Triax and ACE acquisitions (the "Acquisitions") had been consummated on January 1, 1996, are as follows:


                                                                      --------------------------------------------------------
                                                                                Nine Months Ended September 30, 1996
                                                                      --------------------------------------------------------
                                                                      Historical                                     Pro Forma
                                                                        Results             Acquisitions               Results
                                                                      --------                --------                --------

Revenue                                                               $ 46,207                $ 45,072                $ 91,279
Operating, selling, general and administrative expenses                (25,628)                (23,626)                (49,254)
Depreciation and amortization                                          (22,386)                (22,954)                (45,340)
                                                                      --------                --------                --------
Operating income (loss)                                                 (1,807)                 (1,508)                 (3,315)
Interest and other expenses                                            (11,716)                (23,065)                (34,781)
                                                                      --------                --------                --------
Net loss                                                              $(13,523)               $(24,573)               $(38,096)
                                                                      ========                ========                ========

The pro forma financial information presented above has been prepared for comparative purposes only and does not purport to be indicative of the operating results which actually would have resulted had the Acquisitions been consummated on the dates indicated. Furthermore, the above pro forma financial information does not include the effect of certain acquisitions and dispositions of cable systems consummated during the nine-month period because these transactions were not material on an individual or aggregate basis.

On May 8, 1997, the Company entered into an asset purchase agreement with A-R Cable Services - ME, Inc., a wholly-owned subsidiary of Cablevision Systems Corporation, to acquire certain cable television assets in Maine for a cash purchase price of approximately $78,260. As of September 30, 1997, the Company had advanced $7,816 as an earnest money deposit related to this transaction. This transaction was consummated on October 31, 1997.

On May 12, 1997, the Company entered into an asset purchase agreement with TCI Cablevision of Vermont, Inc. and Westmarc Development Joint Venture to acquire certain cable television assets in New Hampshire and Vermont for a cash purchase price of $34,500. This transaction was consummated on December 2, 1997.

As of September 30, 1997, the Company had advanced $30 and $113 to Bluegrass and Phoenix, respectively, in the form of letters of credit in connection with the transfer of certain franchises in favor of the Company.

On October 15, 1997, the Company entered into an asset purchase agreement with Harold's Home Furnishings, Inc. to acquire certain cable television assets in Maryland for a cash purchase price of approximately $1,500. This transaction was consummated on October 31, 1997.

On October 15, 1997, the Company entered into an asset purchase agreement with affiliates of Cox Communications, Inc. to acquire certain cable television assets in Ohio for a cash purchase price of approximately $193,000.

On December 12, 1997, the Company entered into an agreement with the shareholders of New England Cable Television of Massachusetts, Inc. ("NECMA") to acquire all of the outstanding stock of NECMA for a price of approximately $42,000. NECMA is a Massachusetts S-Corporation which owns cable television assets in Massachusettes.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(3)    DEBT

The Company's debt was comprised of the following:

                                                                                  --------------------------
                                                                               September 30,       December 31,
                                                                                    1997              1996
                                                                                  --------          --------
Bank Credit Facility (a) --
  Term loans, due June 30, 2004, interest based on various floating rate options (8.52% and 8.60% weighted average at September
     30, 1997 and December 31, 1996, respectively), payable monthly               $170,000          $190,000
11% Senior Subordinated Notes due 2006 (b)                                         200,000           200,000
11 7/8% Senior Discount Notes due 2007 (c)                                         150,545              --
Subordinated promissory note to UVC, due December 31,
  2004, with interest as described below (d)                                         8,845             8,124
Capital lease obligations, monthly payments of $3, including average
  interest at 9.1%, due November 1998 and May 1999                                    --                  70
                                                                                  --------          --------
Total debt                                                                        $529,390          $398,194
                                                                                  ========          ========



(a)      Bank Credit Facility.

         The Company has an Amended and Restated Credit Facility (the "Senior Credit Facility") which includes a $75.0 million revolving credit facility (the "Revolving Credit Facility"), a $100.0 million term loan (the "Facility A Term Loan") and a $90.0 million term loan (the "Facility B Term Loan"). The Facility A Term Loan and the Revolving
         Credit Facility both mature on June 30, 2004. Escalating principal payments are due quarterly beginning September 30, 1998 under the Facility A Term Loan with quarterly principal reductions of the Revolving Credit Facility also beginning September 30, 1998. The Facility B Term Loan matures June 30, 2005 with 91% of the principal being repaid in the last four quarters of the term of the facility.

         Under the terms of the Senior Credit Facility, with certain exceptions, the Company has a mandatory prepayment obligation upon any sale of new partnership interests and the sale of any of its operating systems. Further, beginning with the year ending December 31, 1998, the Company is required to make prepayments equal to 50% of its excess cash flow, as defined in the Senior Credit Facility. The Company also pays commitment fees of 1/2% per annum on the average unborrowed portion of the total amount available under the Senior Credit Facility.

         The Senior Credit Facility also requires the Company to maintain compliance with various financial covenants including, but not limited to, covenants relating to total indebtedness, debt ratios, interest coverage ratio, fixed charges ratio, and capital expenditures. In addition, the Senior Credit Facility has restrictions on certain partnership distributions by the Company. As of September 30, 1997, the Company was in compliance with the financial covenants of the Senior Credit Facility.

         All partnership interests in FVOP and all assets of FVOP and its subsidiary are pledged as collateral for the Senior Credit Facility.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(3)    DEBT (continued)

         In order to convert certain of the interest payable at variable rates under the Senior Credit Facility to interest at fixed rates the Company has entered into interest rate swap agreements for notional amounts totaling $170,000 and maturing between November 15, 1999 and October 7, 2000. According to these agreements, the Company pays or receives the difference between (1) an average fixed rate of 5.932% and (2) various available floating rate options applied to the same $170,000 notional amount every three months during the term of the interest rate swap agreement. For the nine-month period ended September 30, 1997, the Company had recognized an increase in interest expense of approximately $267 as a result of these interest rate swap agreements.

         On September 15, 1997, the Company received a commitment from its principal lenders under the Senior Credit Facility to enter into a new replacement senior credit facility (the "New Credit Facility"), which will refinance and replace the Senior Credit Facility. The commitment will provide that the lenders will extend up to $650,000 aggregate principal amount of revolving credit and term loan financing to the Company. The Company expects to enter into the New Credit Facility by the end of 1997.

         On October 3, 1997, in order to convert certain of the future interest payable at various rates under future indebtedness, the Company entered into a forward interest rate swap agreement, commencing October 15, 1998, for a notional amount totaling $150,000, maturing on October 15, 2001. According to this agreement, the Company will pay or receive the difference between (1) a fixed rate of 6.115% and (2) a floating rate based on three month LIBOR applied to the same $150,000 notional amount every three months during the term of the interest rate swap agreement.

(b)      Senior Subordinated Notes

         On October 7, 1996, FVOP issued, pursuant to a public offering (the "Offering"), $200,000 aggregate principal amount of the 11% Senior Subordinated Notes due 2006 (the "Notes"). Net proceeds from the Offering of $192,500 were available to FVOP on October 7, 1996.

         In connection with the anticipated issuance of the Notes in connection with the Offering, FVOP entered into deferred interest rate setting agreements to reduce FVOP's interest rate exposure in anticipation of issuing the Notes. The cost of such agreements, amounting to $1,390, will be recognized as a component of interest expense over the term of the Notes.

         The Notes are unsecured subordinated obligations of FVOP (co-issued by Capital) that mature on October 15, 2006. Interest accrues at 11% per annum beginning from the date of issuance, and is payable each April 15 and October 15, commencing April 15, 1997.

         The Indenture for the Notes (the "Notes Indenture") has certain restrictions on incurrence of indebtedness, distributions, mergers, asset sales and changes in control of the Company.

(c)      Senior Discount Notes

         On  September  19,  1997,  the  Company  issued,  pursuant to a private offering, the Discount Notes. The Discount Notes were sold at approximately 63.1% of the stated principal amount at maturity and provided net proceeds of $144,750, after underwriting fees of approximately $5,250.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(3)    DEBT (continued)

         The Discount Notes are unsecured obligations of Holdings and Holdings Capital (collectively, the "Issuers"), ranking pari passu in right of payment to all existing and future unsecured indebtedness of the Issuers and will mature on September 15, 2007. The discount on the Discount Notes is being accreted using the interest method over four years until September 15, 2001, the date at which cash interest begins to accrue. Cash interest will accrue at a rate of 11 7/8% per annum and will be payable each March 15 and September 15, commencing March 15, 2002.

         The Discount Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after September 15, 2001, at redemption prices set forth in the Indenture for the Discount Notes (the "Discount Notes Indenture"), plus any unpaid interest, if any, at the date of the redemption. The Issuers may redeem, prior to September 15, 2001, up to 35% of the principal amount at maturity of the Discount Notes with the net cash proceeds received from one or more public equity offerings or strategic equity investments at a redemption prices set forth in the Discount Notes Indenture, plus any unpaid interest, if any, at the date of the redemption.

         The Discount Notes Indenture has certain restrictions on incurrence of indebtedness, distributions, mergers, asset sales and changes in control of Holdings.

 (d)     Subordinated Promissory Note to UVC

         The subordinated promissory note to UVC, dated November 9, 1995 (the "UVC Note"), bears interest at 9% for the first three years. At the end of each subsequent year, the annual interest rate increases 2% per year. Under the terms of the UVC Note, the Company may issue additional subordinated promissory notes rather than making cash interest payments. In this event, the UVC Note bears interest equal to the annual interest of the original promissory note plus 2.5% for the first three years and 3% for each of the subsequent years. Further, in the event the Company's leverage ratio exceeds certain specified amounts, the interest rate also increases by 2%. Under the terms of the UVC Note, the Company can prepay the balance at any time.

The debt of the Company matures as follows:

Year Ended December 31 --
      1997                    $     --
      1998                       3,289
      1999                       8,368
      2000                      11,947
      2001                      15,527
Thereafter                     490,259
                              --------
                              $529,390
                              ========

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(4)    COMMITMENTS AND CONTINGENCIES

The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennae are constructed. Rent expense for the nine-month periods ended September 30, 1997 and 1996 was $2,897 and $1,509, respectively.

Estimated future noncancelable lease payments under such lease obligations subsequent to September 30, 1997 are as follows:

Year Ended December 31 --
      1997                    $  150
      1998                       384
      1999                       238
      2000                       144
      2001                       120
Thereafter                       220
                              ------
                              $1,256
                              ======
In October 1992, Congress enacted the Cable Television Consumer and Competition Act of 1992 (the "1992 Cable Act") which greatly expanded federal and local regulation of the cable television industry. In April 1993, the Federal Communications Commission (the "FCC") adopted comprehensive regulations, effective September 1, 1993, governing rates charged to subscribers for basic cable and cable programming services which allowed cable operators to justify regulated rates in excess of the FCC benchmarks through cost of service showings at both the franchising authority level for basic service and at the FCC level in response to complaints on rates for cable programming services. The FCC also adopted comprehensive and restrictive regulations allowing operators to modify their regulated rates on a quarterly or annual basis using various methodologies that account for the changes in the number of regulated channels, inflation, and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise related obligations. The FCC has also adopted regulations that permit qualifying small cable operators to justify their regulated service and equipment rates using a simplified cost-of-service formula. For a more detailed discussion of these matters, see "Legislation and Regulation" and Note 7 to the consolidated financial statements in the FVOP Form 10-K.

As a result of such actions, the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. The Company believes that it has complied in all material respects with the rate regulation provisions of the federal law. However, the Company's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or by the appropriate franchise authority if it is certified by the FCC to regulate basic rates. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

The Company's agreements with franchise authorities require the payment of annual fees which approximate 5% of system franchise revenue. Such franchises are generally nonexclusive and are granted by local governmental authorities for a specified term of years, generally for extended periods of up to fifteen years.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

 (5)     SUBSEQUENT EVENTS

As of December 18, 1997, the Company had entered into additional letters of intent to acquire certain cable television systems, primarily located in Ohio, Michigan and Kentucky, in three separate transactions, for aggregate consideration of approximately $64,500.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                                  BALANCE SHEET


                                                               --------
                                                             September 30,
                                                                 1997
                                                               --------
                                                             (Unaudited)
                                     ASSETS


Cash                                                             $100
                                                                 ----
           Total assets                                          $100
                                                                 ====


                                 OWNER'S EQUITY

Owner's equity:
     Common stock, par value $.01; 1,000 shares authorized;
        100 shares issued and outstanding                        $  1
     Additional paid-in capital                                    99
                                                                 ----
         Total owner's equity                                    $100
                                                                 ====





















                     See note to accompanying balance sheet.

                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                      NOTE TO THE BALANCE SHEET (Unaudited)


FrontierVision Holdings Capital Corporation, a Delaware corporation ("Holdings Capital"), is a wholly owned subsidiary of FrontierVision Holdings, L.P. ("Holdings"), and was organized on August 22, 1997 for the sole purpose of acting as co-issuer with Holdings of $237.7 million aggregate principal amount at maturity of the 11 7/8% Senior Discount Notes. Holdings Capital has nominal assets and does not have any material operations.

PART I. FINANCIAL INFORMATION


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of the financial condition and results of operations of the Company, the description of the Company's business as well as other sections of this Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed under "Risk Factors" in the Company's Registration Statement on Form S-4 filed November 7, 1997 (File No. 333-36519).

The Company commenced operations in November 1995 with the acquisition of certain cable television systems. The following table summarizes the Company's acquisitions:


                                                             PRIMARY LOCATION
                   PREDECESSOR OWNER                            OF SYSTEMS           DATE ACQUIRED    ACQUISITION COST (A)

United Video Cablevision, Inc. ("UVC")                        Maine and Ohio       November 9, 1995          $121,800
Longfellow Cable Company, Inc. ("Longfellow")                      Maine           November 21, 1995           $6,100
C4 Media Cable Southeast, Limited Partnership ("C4")      Virginia and Tennessee   February 1, 1996           $47,600
Americable International Maine, Inc. ("Americable")                Maine            March 29, 1996             $4,800
Cox Communications, Inc. ("Cox")                                   Ohio              April 9, 1996           $135,900
Phoenix Grassroots Cable Systems, LLC ("Grassroots")      Maine and New Hampshire   August 29, 1996            $9,700
Triax Southeast Associates, L.P. ("Triax")                   Kentucky and Ohio      October 7, 1996           $85,700
American Cable Entertainment of  Kentucky-Indiana,  Inc.   Kentucky and Indiana     October 9, 1996          $147,300
("ACE")
SRW, Inc.'s Penn/Ohio Cablevision, L.P. ( "Penn/Ohio")     Pennsylvania and Ohio   October 31, 1996            $3,800
SRW, Inc.'s Deep Creek Cable TV, L.P. ( "Deep Creek")            Maryland          December 23, 1996           $3,000
Bluegrass Cable Partners, L.P. ("Bluegrass")                     Kentucky           March 20, 1997            $10,400
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,  Inc.         Kentucky           March 31, 1997             $1,900
("Clear/B&G")
Milestone Communications of New York, L.P. ("Milestone")           Ohio             March 31, 1997             $3,000
Triax Associates I, L.P. ("Triax I")                               Ohio              May 30, 1997             $34,700
Phoenix Front Row Cablevision ("Front Row")                        Ohio              May 30, 1997              $6,900
PCI Incorporated ("Bedford")                                     Michigan           August 29, 1997            13,500 *
SRW,  Inc.'s  Blue  Ridge  Cable  Systems,  L.P.  ("Blue    Tennessee and North    September 3, 1997            4,100
Ridge")                                                          Carolina
-------------

(a) Acquisition cost represents the purchase price allocation between tangible and intangible assets including certain purchase accounting adjustments as of September 30, 1997.
*     Subject to adjustment.

During the third quarter of 1996, the Company sold systems serving, in the aggregate, approximately 10,400 basic subscribers located in Chatsworth, Georgia and Woodstock and New Market, Virginia for aggregate disposition proceeds of approximately $15.0 million.

As of September 30, 1997, the Company's currently owned cable television systems (the "Existing Systems") passed approximately 579,500 homes and served approximately 401,300 basic subscribers. The Company has operated the Existing Systems for a limited period of time and had no operations prior to November 9, 1995. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

On October 31, 1997, the Company completed the acquisition of certain cable television assets from A-R Cable Services-ME, Inc., serving approximately 52,900 subscribers in Maine for an aggregate purchase price of approximately $78.3 million. Also on October 31, 1997, the Company completed the acquisition of certain cable television assets from Harold's Home Furnishings, Inc., serving approximately 1,400 subscribers in Maryland for approximately $1.5 million. On December 2, 1997, the Company completed the acquisition of certain cable television assets from TCI Cablevision of Vermont, Inc. and Westmarc Development Joint Venture, serving approximately 22,100 subscribers in Vermont and New Hampshire for approximately $34.5 million.

As of December 18, 1997, the Company had entered into additional letters of intent or asset purchase agreements to acquire certain cable television systems, primarily located in Ohio, Massachusetts, Michigan and Massachusetts, in five separate transactions, for aggregate consideration of approximately $257.5 million. The transactions are expected to close during the fourth quarter of 1997 and during the first quarter of 1998. These transactions are subject to customary closing conditions and certain regulatory approvals that are not completely within the Company's control. See Note 2 to the unaudited consolidated financial statements of the Company for more detailed descriptions of the transactions under asset purchase agreement and Note 5 of such financial statements for more detailed descriptions of the transactions under letter of intent. The Company has raised additional equity capital and has secured additional debt commitments needed to consummate these acquisitions.


RESULTS OF OPERATIONS

The three-month period ended September 30, 1997 is the only period in which the Company operated all of the Existing Systems, although certain systems (the Bedford Systems and the Blue Ridge Systems) were purchased during the period and are reflected only for that portion of the period that such systems were owned by the Company. The three-month period ended June 30, 1997 represents the integration of all of the Existing Systems (except for the Bedford Systems and the Blue Ridge Systems), although certain systems (the Front Row Systems and the Triax I Systems) were purchased during the period and are reflected only for that portion of the period that such systems were owned by the Company.

As a result of the Company's limited operating history, the Company believes that its results of operations for the three-month periods ended September 30, 1997 and June 30, 1997 are not indicative of the Company's results of operations in the future.


                                ------------------------          ----------------------
                                   Three Months Ended               Three Months Ended
                                   September 30, 1997                  June 30, 1997
                                                    % of                             % of
                                 Amount          Revenue          Amount          Revenue
                                -------             ----          ------             ----
Amounts in thousands
(Unaudited)

Revenue                         $36,750            100.0%        $34,081            100.0%
Expenses
    Operating expenses           18,332             49.9%         17,679             51.8
    Corporate expenses            1,071              2.9%          1,048              3.1
                                -------             ----          ------             ----
EBITDA (a)                      $17,347             47.2%         15,354             45.1%
                                =======             ====          ======             ====

Basic Subs                      401,300                          390,350
Pay Units                       172,850                          164,500

-----------


(a) EBITDA is defined as net income before interest, taxes, depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the Company's Senior Credit Facility and Note Indenture contain certain covenants, compliance with which is measured by computations substantially similar to those used in determining EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles.


THREE MONTHS ENDED  SEPTEMBER  30, 1997  COMPARED TO THREE MONTHS ENDED JUNE 30,
1997

Revenue increased 7.8%, or approximately $2.7 million, to approximately $36.7 million for the three months ended September 30, 1997 from approximately $34.1 million for the three months ended June 30, 1997. Operating and corporate expenses increased approximately 3.7% and 2.2%, respectively, for the three months ended September 30, 1997 from the three months ended June 30, 1997. The number of basic subscribers increased approximately 2.8% from 390,350 at June 30, 1997 to 401,300 as of September 30, 1997, while the number of pay units increased approximately 5.1% from 164,500 to 172,850 over the three-month period. Growth over the second quarter of 1997 in revenue, operating and corporate expenses, basic subscribers and pay units is primarily attributable to the Company's acquisition of cable systems during August and September of 1997.

As its operations base has developed, the Company has increased its focus on integration of business operations to achieve efficiencies, significant investment in technical plant and promotion of new and existing services to enhance revenues. The impact of certain of these efforts has resulted in an increase in EBITDA margin during the third quarter of 1997 to 47.2% from 45.1% for the three months ended June 30, 1997, and 43.6% for the three months ended March 31, 1997. On a pro forma basis, adjusted to include the results of operations of the systems acquired during 1997, the Company's revenue has increased approximately 2.2% and EBITDA has increased approximately 5.4% when compared with the quarter ended June 30, 1997, and 4.6% and 9.8%, respectively, when compared with the quarter ended March 31, 1997.

The Company consummated two acquisitions during the third quarter of 1997, acquiring cable systems serving, in the aggregate, approximately 12,100 basic subscribers in Michigan, Tennessee and North Carolina. The Company is integrating employees from the predecessor owners and is in the process of reducing employee staffing from pre-acquisition levels. The Company has completed the conversion of separate billing systems for each of these acquisitions into its automated billing system and centralized database and will serve the customers associated with these systems from its regional customer service centers in Chillicothe, Ohio and Greenville, Tennessee.

Marketing initiatives for the quarter ended September 30, 1997 included new premium service promotions, sales audits and remarketing, and channel additions and service rate increases in selected cable systems. During the quarter ended September 30, 1997, the Company's centralized telemarketing center contacted approximately 50,500 of its subscribers, marketing the "Ultimate TV" package: a premium service package consisting of two to four premium channels. As a result of its marketing efforts, the Company increased the number of pay units purchased by those subscribers by approximately 10.6% during the third quarter. The Company has also continued its sales audit and door-to-door marketing program, inspecting selected systems to clean up its billing data base, verify homes passed data, market services to potential customers and identify unauthorized subscribers, which the Company attempts to convert to paying subscribers. During the third quarter, the Company increased basic and tiered basic rates to approximately 55,400 subscribers, or approximately 35% of its subscribers, in the Ohio cluster. The service rate increases were generally accompanied by selective channel additions; the combined basic and tiered basic rate was increased an average of 5.8%. Although there can be no assurance as to the long-term effect of the rate adjustments, the Company believes that its strategy of increasing service rates while simultaneously offering more services and greater customer choice will have a positive impact on its financial results.

The Company continues the process of rebuilding and upgrading certain systems, completing line extensions and consolidating headends. The Company had capital expenditures of approximately $8.7 million during the third quarter of 1997 related to its technical enhancement activities. Approximately one-half of third quarter capital expenditures are related to the process of system rebuild and upgrade activity, primarily in the New England and Ohio operating clusters. During the third quarter, the Company has commenced six new rebuild and upgrade projects. The Company is at varying stages of completion on fourteen separate rebuild and upgrade projects in systems serving, in the aggregate, approximately 52,700 basic subscribers. The Company is also in the process of eliminating additional headend facilities. Approximately 39 new miles of plant were activated in the third quarter, passing approximately 1,300 new homes.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

The following table sets forth, for the three-month period ended September 30, 1997 and 1996, certain statement of operations and other data of the Company. As a result of the Company's limited operating history, the Company believes that its results of operations for the periods presented in this table are not indicative of the Company's future results.


                              ----------------------       ----------------------
                                Three Months Ended          Three Months Ended
                                September 30, 1997          September 30, 1996
                                                % of                         % of
                               Amount        Revenue        Amount        Revenue
                              -------           ----       -------           ----
Amounts in thousands
(Unaudited)
Revenue                       $36,750          100.0%      $18,668          100.0%
Expenses
    Operating expenses         18,332           49.9         9,989           53.5
    Corporate expenses          1,071            2.9           706            3.8
                              -------           ----       -------           ----
EBITDA                        $17,347           47.2%      $ 7,973           42.7%
                              =======           ====       =======           ====

Basic Subscribers             401,300                      215,300
Pay Units                     172,850                       91,300



Revenue increased 96.9%, or approximately $18.1 million, to approximately $36.8 million for the three months ended September 30, 1997 from approximately $18.7 million for the three months ended September 30, 1996. Operating and corporate expenses increased approximately 83.5% and 51.7%, respectively, for the three months ended September 30, 1997 from the three months ended September 30, 1996. The number of basic subscribers increased approximately 86.4% from 215,300 at September 30, 1996 to 401,300 as of September 30, 1997, while the number of pay units increased approximately 89.3% from 91,300 to 172,850 over the twelve-month period.

Significant growth in revenue, operating and corporate expenses, basic subscribers and pay units is primarily attributable to the Company's acquisition of cable systems in eleven separate transactions. The Company's primary focus over the twelve-month period ended September 30, 1997 has been to achieve critical mass through acquisitions, to establish its core geography and to begin the consolidation of operations.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

The following table sets forth, for the nine-month period ended September 30, 1997 and 1996, certain statement of operations and other data of the Company. As a result of the Company's limited operating history, the Company believes that its results of operations for the periods presented in this table are not indicative of the Company's future results.

                              -----------------------       -----------------------
                                 Nine Months Ended             Nine Months Ended
                                September 30, 1997            September 30, 1996
                                                 % of                          % of
                                Amount        Revenue        Amount         Revenue
                              --------           ----       --------           ----
Amounts in thousands
(Unaudited)
Revenue                       $102,386          100.0%      $ 46,207          100.0%
Expenses
    Operating expenses          52,794           51.6         23,657           51.2
    Corporate expenses           3,120            3.0          1,971            4.3
                              --------           ----       --------           ----
EBITDA                        $ 46,472           45.4%      $ 20,579           44.5%
                              ========           ====       ========           ====



Revenue increased 121.6%, or approximately $56.2 million, to approximately $102.4 million for the nine months ended September 30, 1997 from approximately $46.2 million for the nine months ended September 30, 1996. Operating and corporate expenses increased approximately 123.2% and 58.3%, respectively, for the nine months ended September 30, 1997 from the nine months ended September 30, 1996. Significant growth in revenue, operating and corporate expenses is primarily attributable to the Company's acquisition of cable systems in ten separate acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the delivery system. In addition, the Company has pursued, and intends to pursue in the future, a business strategy which includes selective acquisitions. The Company has financed these expenditures to date through a combination of cash from operations, indebtedness and equity capital. The Company intends to continue to finance such expenditures in the future through these same sources.

The Company has entered into a $265.0 million Amended and Restated Credit Agreement (the "Senior Credit Facility") with The Chase Manhattan Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Syndication Agent, CIBC Inc., as Managing Agent, and the other lenders signatory thereto. The Senior Credit Facility includes a $75.0 million, 8.25-year reducing revolving credit facility (the "Revolving Credit Facility"), a $100.0 million, 8.25-year term loan (the "Facility A Term Loan") and a $90.0 million, 9.25-year term loan (the "Facility B Term Loan"). At September 30, 1997, the Company had no amounts outstanding under the Revolving Credit Facility, $89.5 million outstanding under the Facility A Term Loan and $80.5 million outstanding under the Facility B Term Loan. The weighted average interest rates at September 30, 1997 on the outstanding borrowings under the Facility A Term Loan and the Facility B Term Loan were approximately 8.16% and 8.91%, respectively. The Company has entered into interest rate protection agreements to hedge the underlying LIBOR rate exposure for $170.0 million of borrowings through November 1999 and October 2000. For the nine-month period ended September 30, 1997, the Company had recognized an increase to interest expense of approximately $267,000 as a result of these interest rate swap agreements.

In general, the Senior Credit Facility requires the Company to use the proceeds from any equity or subordinated debt issuance or any cable system disposition to reduce indebtedness for borrowings under the Senior Credit Facility and to reduce permanently commitments thereunder, subject to certain exceptions permitting the Company to use such proceeds to fund certain permitted acquisitions, provided that the Company is otherwise in compliance with the terms of the Senior Credit Facility.

The Senior Credit Facility is secured by a pledge of all limited and general partnership interests in the Company and in any subsidiaries of the Company and a first priority lien on all the tangible and intangible assets of the Company and each of its subsidiaries. In addition, in the event of the occurrence and continuance of an event of default under the Senior Credit Facility, the Administrative Agent is entitled to replace the general partner of the Company with its designee.

On September 15, 1997, the Company received a commitment from its principal lenders under the Senior Credit Facility to enter into a new replacement senior credit facility (the "New Credit Facility"), which will refinance and replace the Senior Credit Facility. The commitment will provide that the lenders will extend up to $650,000 aggregate principal amount of revolving credit and term loan financing to the Company. The Company expects to enter into the New Credit Facility by the end of 1997.

On October 7, 1996, FVOP issued $200.0 million aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the "Notes"). The Notes mature on October 15, 2006 and bear interest at 11%, with interest payments due semiannually commencing on April 15, 1997. The Notes are general unsecured obligations of FVOP and rank subordinate in right of payment to all existing and any future senior indebtedness. In anticipation of the issuance of the Notes, FVOP entered into deferred interest rate setting agreements to reduce the interest rate exposure related to the Notes. The financial statement effect of these agreements will be to increase the effective interest rate which FVOP incurs over the life of the Notes.

In addition, in connection with the acquisition of the ACE Systems and the Triax Systems, FrontierVision Partners, L.P. ("FVP"), FVOP's previous general partner, received additional equity commitments of approximately $76.0 million. As of September 30, 1997, all of such equity commitments had been invested in FVP and FVP had contributed substantially all of such equity investments to the Company.

On September 19, 1997, Holdings issued, pursuant to a private offering, $237.65 million aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). Net proceeds from the issuance of the Discount Notes of $142.3 million were contributed by Holdings to FVOP as a capital contribution on September 19, 1997. The capital contribution from Holdings was used by FVOP to repay certain existing bank indebtedness of $65.5 million with the remainder placed in escrow to finance pending acquisitions. The escrow proceeds have been fully invested as of December 18, 1997. Holdings and Holdings Capital (collectively, the "Issuers") filed an exchange offer with respect to the Discount Notes on Form S-4 with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36519). The Issuers' registered exchange offer of $237.65 million aggregate original principal amount at maturity of the 11-7/8% Senior Discount Notes due 2007 (the "Exchange Notes") for the Discount Notes expired at 5:00 p.m. on Friday, December 12, 1997, in accordance with its terms. The form and terms of the Exchange Notes are the same as the form and terms of the Discount Notes except that (i) the issuance of the Exchange Notes was registered under the Securities Act and, therefore, the Exchange Notes do not bear legends restricting their transfer, and (ii) holders of the Exchange Notes are not entitled to certain rights of holders of the Discount Notes under a registration rights agreement.

During the nine-month period ended September 30, 1997, the Company received approximately $37.7 million of equity contributions from its partners. Such equity contributions and senior debt, along with cash flow generated from operations, has been sufficient to finance capital improvement projects as well as acquisitions. The Company has adequately serviced its debt in accordance with the provisions of the Senior Credit Facility from EBITDA of approximately $46.5 million generated by the Company for the nine-month period ended September 30, 1997.

In connection with the acquisition of the UVC Systems, the Company issued a subordinated note to UVC in the aggregate principal amount of $7.2 million (the "UVC Note"). The Company may repay the UVC Note at any time. However, as of December 18, 1997, the UVC Note had not yet been repaid.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operating activities for the nine months ended September 30, 1997 were $18.6 million compared to $10.1 million for the nine months ended September 30, 1996. The increase was primarily due to cable television system operations acquired during 1996 and 1997.


CASH FLOWS FROM INVESTING ACTIVITIES

Investing cash flows were primarily used to fund capital expenditures and acquire cable television systems. Capital expenditures for the nine-month period ended September 30, 1997 were approximately $18.6 million compared to approximately $5.8 million for the nine-month period ended September 30, 1996. Capital expenditures primarily consisted of expenditures for the construction and expansion of the delivery system, and additional costs were incurred related to the expansion of customer service facilities. In addition, the Company capitalized approximately $0.5 million attributable to the cost of obtaining certain franchise, leasehold and other long-term agreements. The Company expects to spend in excess of $53 million over the next two years for capital improvement related projects consisting primarily of (i) installation of fiber optic cable and microwave links which will allow for the consolidation of headends, (ii) analog and digital converter boxes which will allow the Company to more effectively market premium and pay-per-view services, (iii) the continued deployment of coaxial cable to build-out the Existing Systems, (iv) headend equipment for the HITS digital television system and (v) the upgrade of a portion of the Company's cable television distribution systems to, among other things, increase bandwidth and channel capacity. The Company invested approximately $72.4 million in acquisitions during the nine months ended September 30, 1997 compared with approximately $188.1 million for the same period in 1996.


CASH FLOWS FROM FINANCING ACTIVITIES

Acquisitions during the nine months ended September 30, 1997 were financed primarily with equity contributions from the Company's partners; acquisitions during the nine months ended September 30, 1996, were financed primarily with borrowings under the Senior Credit Facility and, to a lesser extent, with equity contributions from the Company's partners.

PART II.          OTHER INFORMATION

Items 1 through 5.

    None.

Item 6


    (a)  Exhibits

        3.1     Amended and Restated Agreement of Limited Partnership for FrontierVision Operating Partners, L.P.
                (3)
        3.2     Certificate of Limited Partnership for FrontierVision Operating Partners, L.P. (1)
        3.16    Agreement of Limited Partnership of Holdings. (3)
        3.17    Certificate of Limited Partnership of Holdings. (3)
        3.18    Certificate of Incorporation of FrontierVision Holdings Capital Corporation. (3)
        3.19    Bylaws of FrontierVision Holdings Capital Corporation. (3)
        4.1     Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P.,
                FrontierVision Capital Corporation and Colorado National Bank, as Trustee. (2)
        4.2     Indenture dated as of September 19, 1997, among FrontierVision Holdings, L.P., FrontierVision
                HoldingsCapital Corporation and U.S. Bank National Association d/b/a Colorado National Bank, as
                Trustee. (3)
        10.20   Amendment No. 4 to Senior Credit Facility. (4)
        27.6    Financial  Data  Schedule  as of and for the  nine-month  period ended  September 30, 1997 and Financial  Data Schedule as of and
                for the three-month period ended September 30, 1997.
       ---------------

       Footnote References
       (1) Incorporated by reference to the exhibits to FrontierVision Operating Partners, L.P.'s Registration Statement on Form S-1, File No. 333-9535.
       (2) Incorporated by reference to the exhibits of FrontierVision Operating Partners, L.P.'s Quarterly Report on Form 10-Q, for the quarter ended September 30, 1996, File No. 333-9535.
       (3) Incorporated by reference to the exhibits to the Registrants' Registration Statement on Form S-4, File No. 333-36519.
       (4) Incorporated by reference to the exhibits of FrontierVision Operating Partners, L.P.'s Quarterly Report on Form 10-Q, for the quarter ended September 30, 1997, File No. 333-9535.


    (b)  Reports on Form 8-K

       None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                             FRONTIERVISION HOLDINGS, L.P.

                    By:      FrontierVision Partners, L.P., its general partner,
                             By:      FVP GP, L.P., its general partner
                             By:      FrontierVision Inc., its general partner
                             By:      /s/  JAMES W. MCHOSE
                                      ---------------------
                                      James W. McHose
                                      Vice President and Treasurer



Date:    December 18, 1997   By:      /s/ JAMES W. MCHOSE
                                      -------------------
                                      James W. McHose
                                      Vice President and Treasurer



                             By:      /s/   JAMES W. MCHOSE
                                      ---------------------
                                      James W. McHose
                                      Vice President and Treasurer
                                      (Principal Accounting Officer)



                             FRONTIERVISION HOLDINGS CAPITAL CORPORATION


Date:  December 18, 1997     By:      /s/ JAMES W. MCHOSE
                                      -------------------
                                      James W. McHose
                                      Vice President and Treasurer



                             By:      /s/ JAMES W. MCHOSE
                                      -------------------
                                      James W. McHose
                                      Vice President and Treasurer
                                      (Principal Accounting Officer)