Form 10-Q
period 1998-03-30
FRONTIERVISION HOLDINGS LP; FRONTIERVISION HOLDINGS CAPITAL CORP
filed 1998-05-15
CIK 1045710, 1045708

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

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

                      Yes [x]                              No [ ]

         Number of shares of common stock of FrontierVision Holdings Capital Corporation outstanding as of May 14, 1998: 100.

* FrontierVision Holdings Capital Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                          FRONTIERVISION HOLDINGS, L.P.
                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                                    FORM 10-Q


                      FOR THE QUARTER ENDED MARCH 31, 1998


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

                  Balance Sheets of FrontierVision Holdings Capital Corporation............................14
                  Note to the Balance Sheets ..............................................................15

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.........................................16

PART II.          Other Information........................................................................22


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  In Thousands



                                                                       -----------------------------
                                                                       March 31,          December 31,
                                                                         1998                 1997
                                                                       --------            --------
                                                                     (Unaudited)
                                    ASSETS
Cash and cash equivalents                                              $ 12,022            $  4,728
Accounts receivable, net of allowance for doubtful accounts
   of $558 and $640                                                       7,273               8,071
Prepaid expenses and other                                                3,428               2,785
Investment in cable television systems, net:
   Property and equipment                                               251,151             247,724
   Franchise cost and other intangible assets                           634,954             637,725
                                                                       --------            --------
      Total investment in cable television systems, net                 886,105             885,449
                                                                       --------            --------
Deferred financing costs, net                                            23,738              24,242
Earnest money deposits                                                    2,000               2,000
                                                                       --------            --------
      Total assets                                                     $934,566            $927,275
                                                                       ========            ========

                   LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                       $  2,155            $  2,770
Accrued liabilities                                                      16,950              15,126
Subscriber prepayments and deposits                                       2,200               1,828
Accrued interest payable                                                 10,964               5,064
Debt                                                                    806,693             787,047
                                                                       --------            --------
     Total liabilities                                                  838,962             811,835
                                                                       --------            --------

Partners' capital:
   FrontierVision Partners, L.P.                                         95,508             115,325
   FrontierVision Holdings, LLC                                              96                 115
                                                                       --------            --------
      Total partners' capital                                            95,604             115,440
Commitments

                                                                       --------            --------
      Total liabilities and partners' capital                          $934,566            $927,275
                                                                       ========            ========









          See accompanying notes to consolidated financial statements.

                  FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Thousands




                                           --------------------------------
                                          For the Three        For the Three
                                           Months Ended        Months Ended
                                             March 31,           March 31,
                                               1998                1997
                                              --------          --------


Revenue                                       $ 53,819          $ 31,555
Expenses:
    Operating expenses                          27,693            16,783
    Corporate administrative expenses            1,566             1,001
    Depreciation and amortization               23,641            14,059
    Storm related costs                            705              --
                                              --------          --------
        Total expenses                          53,605            31,843
                                              --------          --------
Operating income/(loss)                            214              (288)
Interest expense, net                          (19,922)          (10,478)
Other expense                                     (128)              (52)
                                              --------          --------
Net loss                                      $(19,836)         $(10,818)
                                              ========          ========

Net loss allocated to:
FrontierVision Partners, L.P.                 $(19,817)         $(10,807)
     (General  Partner)
FrontierVision Holdings, LLC                       (19)              (11)
                                              --------          --------
     (Limited Partner)                        $(19,836)         $(10,818)
                                              ========          ========



















          See accompanying notes to consolidated financial statements.

                                  FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                                   In Thousands



                                            -----------------------------------------------
                                          FrontierVision      FrontierVision
                                          Partners, L.P.       Holdings, LLC
                                        (General Partner)    (Limited Partner)      Total
                                            ---------          ---------          ---------
Balance, December 31, 1997                  $ 115,325          $     115          $ 115,440
    Net loss (Unaudited)                      (19,817)               (19)           (19,836)
                                            ---------          ---------          ---------
Balance, March 31, 1998 (Unaudited)         $  95,508          $      96          $  95,604
                                            =========          =========          =========






































          See accompanying notes to consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Thousands



                                                                         --------------------------
                                                                        For the Three    For the Three
                                                                        Months Ended     Months Ended
                                                                          March 31,        March 31,
                                                                            1998             1997
                                                                         --------          --------

Cash Flows From Operating Activities:
  Net loss                                                               $(19,836)         $(10,818)
  Adjustments to reconcile net loss to net
       cash flows from operating activities:
       Depreciation and amortization                                       23,641            14,059
       Net loss on disposal of assets                                         128              --
       Amortization of deferred debt issuance costs                           664               510
       Accretion of interest on indebtedness                                4,646               225
       Changes in operating assets and liabilities, net of
           effect of acquisitions:
           Accounts receivable                                                641               431
           Prepaid  expenses and other                                       (452)             (375)
           Accounts payable and accrued liabilities                         1,073              (996)
           Subscriber prepayments and deposits                                424               (63)
           Accrued interest payable                                         5,900             5,431
                                                                         --------          --------
               Total adjustments                                           36,665            19,222
                                                                         --------          --------
               Net cash flows from operating activities                    16,829             8,404
                                                                         --------          --------
Cash Flows From Investing Activities:
  Capital expenditures                                                     (9,475)           (4,982)
  Pending acquisition costs                                                    42              (826)
  Cash paid for franchise costs                                                (2)             --
  Earnest money deposits                                                       --            (1,030)
  Cash paid in acquisitions of cable television systems                   (14,940)          (13,981)
                                                                         --------          --------
                Net cash flows from investing activities                  (24,375)          (20,819)
                                                                         --------          --------
Cash Flows From Financing Activities:
  Debt borrowings                                                          15,000              --
  Principal payments on capital lease obligations                            --                 (70)
  Increase in deferred financing fees                                        --                  (2)
  Offering costs related to Senior Subordinated Notes                         (23)              (94)
  Offering costs related to Senior Discount Notes                            (137)             --
  Partner capital contributions                                              --              14,946
                                                                         --------          --------
                        Net cash flows from financing activities           14,840            14,780
                                                                         --------          --------
Net Increase (Decrease) in Cash and Cash Equivalents                        7,294             2,365
Cash and Cash Equivalents, beginning of period                              4,728             3,639
                                                                         --------          --------
Cash and Cash Equivalents, end of period                                 $ 12,022          $  6,004
                                                                         ========          ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                 $  8,824          $  4,339
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

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(1)      STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

ORGANIZATION AND CAPITALIZATION

FrontierVision  Holdings,  L.P.  ("Holdings" or the "Company"),  wholly-owned by
FrontierVision Partners, L.P., a Delaware limited partnership ("FVP"), is a Delaware limited partnership formed on September 3, 1997 for the purpose of acting as co-issuer with its wholly-owned subsidiary, FrontierVision Holdings Capital Corporation ("Holdings Capital"), of $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FrontierVision Operating Partners, L.P. ("FVOP") prior to the issuance of the Discount Notes on September 19, 1997 (the "Formation Transaction") and therefore, at that time, FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), became wholly-owned, consolidated subsidiaries of Holdings. The Formation Transaction was accounted for as if it were a pooling of interests. As used herein, the "Company" refers to Holdings, Holdings Capital, FrontierVision Operating Partners, Inc. ("FVOP Inc."), FVOP and Capital.

The Company owns and operates cable television systems in three primary operating clusters - New England, Ohio and Kentucky - with a fourth, smaller group of cable television systems in the Southeast.

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

REFERENCE TO ANNUAL REPORT

The attached interim financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with Holdings' Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-36519) (the "Holdings
10-K") for additional disclosures, including a summary of the Company's accounting policies.

The following notes, insofar as they are applicable to the three months ended March 31, 1998, are not audited. In management's opinion, all adjustments considered necessary for a fair presentation of such financial statements are included and all such adjustments are of a normal and recurring nature. The results for the three-month period ended March 31, 1998 are not necessarily indicative of the results for the entire 1998 fiscal year.

RECLASSIFICATIONS

Certain amounts have been reclassified for comparative purposes.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(1)      STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION (continued)

STORM RELATED COSTS

During mid-January of 1998, certain of the communities served by the Company in Maine experienced devastating ice storms. For the three months ended March 31, 1998 the Company has recognized a loss due to service outages and increased labor costs of approximately $705 due to the ice storms. Additionally, the Company has incurred approximately $540 of capital expenditures to repair damaged subscriber drops. The Company expects the loss to be isolated to the first quarter of 1998, although the long-term financial effect of the ice storms cannot be determined.


(2)      ACQUISITIONS AND DISPOSITIONS

The Company has completed several acquisitions during the periods presented. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon fair values at the respective dates of acquisition. Such allocations are subject to adjustments as final appraisal information is received by the Company. Amounts allocated to property, plant and equipment and to intangible assets will be respectively depreciated and amortized, prospectively from the date of acquisition based upon the Company's useful lives and amortization periods. The following table lists the acquisitions and the purchase price allocation for each.


-------------------------------------------------------------------------------------------------------------------------
                 Predecessor Owner                   Primary Location of Systems     Date Acquired    Acquisition Cost (a)
-------------------------------------------------------------------------------------------------------------------------
Bluegrass Cable Partners, L.P.                                 Kentucky             March 20, 1997            $10,400
Clear Cable T.V., Inc. and B&G Cable T.V.  Systems, Inc.       Kentucky             March 31, 1997             $1,800
Milestone Communications of New York, L.P.                       Ohio               March 31, 1997             $3,000
Triax Associates I, L.P. ("Triax I")                             Ohio                May 30, 1997             $34,900
Phoenix Front Row Cablevision                                    Ohio                May 30, 1997              $6,900
PCI Incorporated                                               Michigan             August 29, 1997           $13,600
SRW, Inc.'s Blue Ridge Cable Systems, L.P.           Tennessee and North Carolina  September 3, 1997           $4,100
A-R Cable Services - ME, Inc. ("Cablevision")                   Maine              October 31, 1997           $78,800
Harold's Home Furnishings, Inc.                       Pennsylvania and Maryland    October 31, 1997            $1,600
TCI  Cablevision of Vermont, Inc. and Westmarc
   Development Joint Venture ("TCI-VT/NH")             Vermont and New Hampshire    December 2, 1997          $34,700
Cox Communications, Inc. ("Cox-Central Ohio")                    Ohio              December 19, 1997         $204,200*
TVC-Sumpter  Limited  Partnership and North Oakland
   Cablevision Partners Limited Partnership                    Michigan              March 6, 1998            $14,300*
---------------

(a) Acquisition cost represents the purchase price allocation between tangible and intangible assets including certain purchase accounting adjustments as of March 31, 1998.
*     Subject to adjustment.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(2)      ACQUISITIONS AND DISPOSITIONS (continued)

The combined purchase price of certain of these acquisitions has been allocated to the acquired assets and liabilities as follows:

                                                 --------------------------------
                                                  Acquisitions        Acquisitions
                                                  for the Three       for the Three
                                                  Months Ended         Months Ended
                                               March 31, 1998 (a)   March 31, 1997 (a)
                                                   ------------      -------------
Property, plant and equipment                        $  3,550           $  5,760
Franchise costs and other intangible assets            11,440              9,132
                                                     --------           --------
  Subtotal                                             14,990             14,892
                                                     --------           --------
Net working capital deficit                               (50)              (411)
Less - Earnest money deposits applied                    --                 (500)
                                                     --------           --------
  Total cash paid for acquisitions                   $ 14,940           $ 13,981
                                                     ========           ========

------------
(a) The combined purchase price includes purchase price adjustments for certain acquisitions consummated prior to the respective periods.

The Company has reported the operating results of its acquired cable systems from the dates of their respective acquisition. Unaudited pro forma summarized operating results of the Company for the three months ended March 31, 1997 assuming the Triax I, Cablevision, TCI-VT/NH and Cox-Central Ohio acquisitions (the "Acquisitions") had been consummated on January 1, 1997, are as follows:

                                                             --------------------------------------
                                                                 Three Months Ended March 31, 1997
                                                             --------------------------------------
                                                             Historical                      Pro Forma
                                                              Results     Acquisitions       Results
                                                             --------       --------       --------
Revenue                                                      $ 31,555       $ 16,853       $ 48,408
Operating, selling, general and administrative expenses       (17,784)        (9,022)       (26,806)
Depreciation and amortization                                 (14,059)        (6,885)       (20,944)
                                                             --------       --------       --------
Operating income (loss)                                          (288)           946            658
Interest and other expenses                                   (10,530)        (9,801)       (20,331)
                                                             --------       --------       --------
Net loss                                                     $(10,818)      $ (8,855)      $(19,673)
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

On December 12, 1997, the Company entered into an agreement with the shareholders of New England Cable Television of Massachusetts, Inc. ("NECMA") to acquire all of the outstanding stock of NECMA for a price of approximately $44,700. NECMA is a Massachusetts S-Corporation which owns cable television assets in Massachusetts. The Company had advanced $2,000 as an earnest money deposit related to this transaction as of March 31, 1998, and the stock purchase was completed on April 3, 1998.

On December 19, 1997, the Company entered into an asset purchase agreement with TCI Cablevision of Ohio, Inc. to acquire certain cable television assets in Ohio for a cash purchase price of $10,000. This acquisition was completed on April 1, 1998.

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


(3)      DEBT

The Company's debt was comprised of the following:

                                                                              ------------------------------
                                                                                March 31,       December 31,
                                                                                  1998             1997
                                                                               --------          --------
Bank Credit Facility (a) --
  Revolving Credit Facility                                                    $   --            $   --
  Term loans, due June 30, 2004, interest based on various
     floating rate options (8.01% and 8.33% weighted average at March
     31, 1998 and December 31, 1997, respectively), payable monthly             447,000           432,000
11% Senior Subordinated Notes due 2006 (b)                                      200,000           200,000
11 7/8% Senior Discount Notes due 2007 (c)                                      159,693           155,047
                                                                               --------          --------
Total debt                                                                     $806,693          $787,047
                                                                               ========          ========

(a)      Bank Credit Facility.

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

         The Amended Credit Facility also requires the Company to maintain compliance with various financial covenants including, but not limited to, covenants relating to total indebtedness, debt ratios, interest coverage ratio and fixed charges ratio. In addition, the Amended Credit Facility has restrictions on certain partnership distributions by the Company. As of March 31, 1998, the Company was in compliance with the financial covenants of the Amended Credit Facility.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(3)      DEBT (continued)

         All partnership interests in the Company and all assets of the Company and its subsidiaries are pledged as collateral for the Amended Credit Facility.

         In order to convert certain of the interest payable at variable rates under the Senior Credit Facility to interest at fixed rates the Company has entered into interest rate swap agreements for notional amounts totaling $170,000 and maturing between November 15, 1999 and October 7, 2000. According to these agreements, the Company pays or receives the difference between (1) an average fixed rate of 5.932% and (2) various available floating rate options applied to the same $170,000 notional amount every three months during the term of the interest rate swap agreement. For the three-month periods ended March 31, 1998 and 1997, the Company had recognized an increase in interest expense of approximately $56 and $169, respectively, as a result of these interest rate swap agreements.

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

The debt of the Company matures as follows:

                      Year Ended December 31 --
                      1998                    $  1,478
                      1999                       8,891
                      2000                      19,805
                      2001                      27,685
                      2002                      35,565
                      Thereafter               713,269
                                              --------
                                              $806,693
                                              ========


(4)      COMMITMENTS AND CONTINGENCIES

The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennae are constructed. Rent expense for the three-month periods ended March 31, 1998 and 1997 was $1,320 and $382, respectively.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands


(4)      COMMITMENTS AND CONTINGENCIES (continued)

Estimated future noncancelable lease payments under such lease obligations subsequent to March 31, 1998 are as follows:

                            Year Ended December 31 --
                            1998                    $  780
                            1999                       799
                            2000                       575
                            2001                       354
                            2002                       275
                            Thereafter                 309
                                                    ------
                                                    $3,092
                                                    ======

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

The Company's agreements with franchise authorities require the payment of annual fees which approximate 3% of system franchise revenue, as defined in the franchise. Such franchises are generally nonexclusive and are granted by local governmental authorities for a specified term of years, generally for extended periods of up to fifteen years.

For a more detailed discussion of the federal, state and local regulations affecting the Company, see "Legislation and Regulation" in the Holdings 10-K.

The Company and its affiliates have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                                 BALANCE SHEETS



                                                                  -----------------------
                                                                  March 31,    December 31,
                                                                    1998           1997
                                                                  --------       ------
                                                                 (Unaudited)
                                        ASSETS


Cash                                                                 $100          $100
                                                                     ----          ----
           Total assets                                              $100          $100
                                                                     ====          ====


                               OWNER'S EQUITY

Owner's equity:
     Common stock, par value $.01; 1,000 shares authorized;
        100 shares issued and outstanding                            $  1          $  1
     Additional paid-in capital                                        99            99
                                                                     ----          ----
         Total owner's equity                                        $100          $100
                                                                     ====          ====

























                     See note to accompanying balance sheet.

                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                     NOTE TO THE BALANCE SHEETS (Unaudited)


FrontierVision Holdings Capital Corporation, a Delaware corporation ("Holdings Capital"), is a wholly owned subsidiary of FrontierVision Holdings, L.P. ("Holdings"), and was organized on August 22, 1997 for the sole purpose of acting as co-issuer with Holdings of $237.7 million aggregate principal amount at maturity of the 11 7/8% Senior Discount Notes. Holdings Capital had no operations from September 18, 1997 through March 31, 1998.

PART I. FINANCIAL INFORMATION

Item 2. -  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION  AND
           RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company, the description of the Company's business as well as other sections of this Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed under "Risk Factors" in the Company's Post-Effective Ammendment No. 1 to Form S-4 filed April 6, 1998 (File No. 333-36519).

INTRODUCTION AND RECENT DEVELOPMENTS

The Company's objective is to increase its subscriber base and operating cash flow through selective acquisitions of cable television systems that can be integrated with the Existing Systems and to enhance enterprise value through operating improvements and revenue growth. The Company continues the process of acquiring and integrating cable systems with its current systems and continues to invest significant capital for technical enhancement.

The Company commenced operations in November 1995 with the acquisition of certain cable television systems. The following table summarizes the Company's acquisitions since inception:


                                                            ------------------------------------------------------------
                                                                                     Purchase       Basic     Purchase
                                                                                     Price(1)    Subscribers Price Per
Predecessor Owner                                                 Date Acquired    (in millions) Acquired(2) Subscriber
-----------------                                           ------------------------------------------------------------
United Video Cablevision, Inc. (the  "UVC Systems ").......    November 9, 1995        $  120.8      87,400    $1,382
Longfellow Cable Company, Inc. (the  "Longfellow Systems ")   November 21, 1995             6.1       5,100     1,196
C4  Media  Cable  Southeast,  Limited  Partnership  (the "C4
Systems").................................................     February 1, 1996            47.6      40,400     1,178
Americable   International  Maine,  Inc.  (the   "Americable     March 29, 1996             4.8       3,350     1,433
Systems ").................................................
Cox Communications (the  "Cox Systems ")...................       April 9, 1996           136.0      77,200     1,762
Phoenix  Grassroots  Cable  Systems,  LLC (the   "Grassroots
Systems").................................................      August 29, 1996             9.3       7,400     1,257
Triax Southeast Associates, L.P. (the  "Triax Systems ")...     October 7, 1996            84.7      53,200     1,592
American Cable Entertainment of Kentucky-Indiana,  Inc. (the
 "ACE Systems")..........................................       October 9, 1996           146.0      83,250     1,754
SRW,  Inc.'s  Penn/Ohio  Cablevision,  L.P.  (the "Penn/Ohio
Systems ").................................................    October 31, 1996             3.8       3,225     1,178
SRW,  Inc.'s  Deep Creek Cable TV,  L.P.  (the  "Deep  Creek
System")..................................................    December 23, 1996             3.0       2,175     1,379
Bluegrass Cable Partners, L.P. (the  "Bluegrass Systems ").      March 20, 1997             9.9       7,225     1,370
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,
   Inc. (the  "Clear/B&G Systems ")........................      March 31, 1997             1.7       1,450     1,172
Milestone  Communications of New York, L.P. (the  "Milestone
   Systems")..............................................       March 31, 1997             2.8       2,125     1,318
Triax Associates I, L.P. (the  "Triax I Systems ").........        May 30, 1997            34.5      20,700     1,667
Phoenix Front Row Cablevision (the  "Front Row Systems ")..        May 30, 1997             6.8       5,250     1,295
PCI Incorporated (the "Bedford System")....................     August 29, 1997            13.5       7,750     1,742
SRW, Inc.'s Blue Ridge Cable Systems,  L.P. (the "Blue Ridge
Systems")..................................................   September 3, 1997             4.1       4,550       901
Harold's Home Furnishings, Inc. (the "Harold's System")....    October 31, 1997             1.5       1,480     1,014
A-R Cable Services - ME, Inc. (the "Cablevision Systems")..    October 31, 1997            78.2      54,300     1,440
TCI Cablevision of Vermont, Inc. and Westmarc Development
    Joint Venture (the "TCI-VT/NH Systems")................    December 2, 1997            34.5      22,100     1,561
Cox Communications, Inc. (the "Cox-Central Ohio Systems")..   December 19, 1997           203.0      84,400     2,405
TVC-Sumpter Linked Partnership and North Oakland
    Cablevision Partners Limited Partnership (the
    "Televista Systems")...................................       March 6, 1998            14.2       8,100     1,753
                                                                                       --------     -------    ------
Total......................................................                            $  966.8     582,130    $1,661
                                                                                       ========     =======    ======

------------------
(1) Represents the contract purchase price excluding working capital purchase adjustments and transaction costs. (2) Includes 10,600 subscribers to systems that were sold by the Company in 1996.

As of March 31, 1998, the Company's currently owned cable television systems (the "Existing Systems") passed approximately 830,000 homes and served approximately 570,500 basic subscribers. The Company has operated the Existing Systems for a limited period of time and had no operations prior to November 9, 1995.

On March 6, 1998, the Company consummated the acquisition of systems serving, in the aggregate, approximately 8,100 basic subscribers in southeastern Michigan from TVC-Sumpter Limited Partnership and North Oakland Cablevision Partners Limited Partnership for an aggregate purchase price of $14.2 million. On March 12, 1998 the Company completed an exchange of cable television systems with Comcast Cablevision of the South whereby the Company received cable television systems in Tennessee (the "Comcast Systems") serving approximately 5,500 subscribers in exchange for certain of its cable television systems in Tennessee and Virginia serving approximately 4,400 subscribers.

On April 1, 1998, the Company completed the acquisition of certain cable television system assets in Ohio from TCI Cablevision of Ohio, Inc. for the cash purchase price of $10.0 million. On April 3, 1998, the Company consummated the stock purchase of all of the outstanding shares of New England Cable Television of Massachusetts, Inc. ("NECMA") for an aggregate purchase price of approximately $44.7 million. NECMA is a Massachusetts S-Corporation which owns cable television assets in Massachusetts. As of May 14, 1998, the Company had entered an additional asset purchase agreement to acquire certain cable television systems, located in Ohio, for aggregate consideration of approximately $38.0 million. This transaction is expected to close by the third quarter of 1998 and is subject to customary closing conditions, and certain regulatory approvals that are not completely within the Company's control.

See Note 2 to the financial statements for a more detailed description of the Company's acquisitions and asset exchanges.

RESULTS OF OPERATIONS

Following is a discussion of the Company's results of operations for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The three month period ended March 31, 1998, is the only period in which the Company operated all of the Existing Systems, although certain systems (the Televista Systems and the Comcast Systems) were purchased or received in an exchange during the period and are reflected only for that portion of the period that such systems were owned by the Company.

The following table illustrates the Company's operating activities on a comparative basis:

                  Three Months Ended March 31, 1998 Compared to
                  Three Months Ended March 31, 1997 (Unaudited)

                                         -----------------------------------------------------------------------
                                                Three Months Ended                       Three Months Ended
                                                March 31, 1998 (a)                       March 31, 1997 (a)
                                         ------------------------------           ------------------------------
                                                                   % of                                    % of
                                            Amount              Revenue              Amount             Revenue
In thousands
Revenue .......................          $  53,819               100.0%           $  31,555               100.0 %
Expenses
    Operating expenses ........             27,693                51.5               16,783                53.2
    Corporate expenses ........              1,566                 2.9                1,001                 3.2
    Depreciation and amortizati             23,641                43.9               14,059                44.5
    Storm related costs (b) ...                705                 1.3                  --                  --
                                         ---------           ---------            ---------           ---------
           Total expenses .....             53,605                99.6               31,843               100.9
                                         ---------           ---------            ---------           ---------
Operating income/(loss) .......                214                 0.4                 (288)               (0.9)
Interest expense, net .........            (19,922)              (37.0)             (10,478)              (33.2)
Other expense .................               (128)               (0.2)                 (52)               (0.2)
                                         ---------           ---------            ---------           ---------
Net loss ......................          $ (19,836)              (36.8)%          $ (10,818)              (34.3)%
                                         =========           =========            =========           =========

EBITDA (c) ....................          $  23,855                44.3%           $  13,771                43.6%
                                         =========           =========            =========           =========

Basic subscribers .............            570,500                                  362,350
Premium units .................            266,700                                  149,500
---------

------------
(a) All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.
(b) For the three months ended March 31, 1998 the Company has recognized a loss due to service outages and increased labor costs of approximately $705,000 due to mid January ice storms experienced by certain of the communities served by the Company in Maine. Additionally, the Company has incurred approximately $540,000 of capital expenditures to repair subscriber drops damaged in the storms. The Company expects the loss to be isolated to the first quarter of 1998, although the long-term financial effect of the ice storms cannot be determined.
(c) EBITDA is defined as net income before interest, taxes, depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the Company's senior bank indebtedness (the "Amended Credit Facility") and Note Indenture contain certain covenants, compliance of which is measured by computations substantially similar to those used in determining EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles.

Revenue increased 70.6%, or approximately $22.3 million, to approximately $53.8 million for the three months ended March 31, 1998 from approximately $31.5 million for the three months ended March 31, 1997. Operating expenses (including storm related costs) and corporate expenses increased approximately 69.2% and 56.4%, respectively, for the three months ended March 31, 1998 from the three months ended March 31, 1997. Decreases in the relative percentage of Operating expenses to revenue was primarily attributable to the cost efficiencies achieved through the integration of cable systems and increased revenue per subscriber per month. The decrease in the relative percentage of Corporate expenses to revenue is attributable to scale economies in the management of a larger subscriber base.

Significant growth in revenue, operating and corporate expenses, basic subscribers and pay units is primarily attributable to the Company's acquisition of cable systems in a series of nine separate transactions. As its operations base has developed, the Company has increased its focus on integration of business operations to achieve efficiencies, significant investment in technical plant and promotion of new and existing services to enhance revenues. The impact of certain of these efforts resulted in an increase in EBITDA margin, which when adjusted to exclude the storm related costs, improved from 43.6% for the three months ended March 31, 1997 to 45.6% for the three months ended March 31, 1998. On a same system basis, as if the Existing Systems had been owned by the Company since January 1, 1997, revenue increased approximately 5.8% and EBITDA increased approximately 8.0% form the three months ended March 31, 1997 to the three months ended March 31, 1998.

During mid-January of 1998, certain of the communities served by the Company in Maine experienced devastating ice storms. For the three months ended March 31, 1998 the Company has recognized a loss due to service outages and increased labor costs of approximately $705,000 due these storms. Additionally, the Company has incurred approximately $540,000 of capital expenditures to repair subscriber drops damaged in the storms. The Company expects the loss to be isolated to the first quarter of 1998, although the long-term financial effect of the ice storms cannot be determined.

Basic subscribers increased approximately 57.4% from 362,350 at March 31, 1997 to 570,500 as of March 31, 1998, while pay units increased approximately 80.0% from 149,500 to 269,200 over the twelve month period. On an annualized basis, the Existing Systems generated basic subscriber growth of approximately 2.0% during the first quarter of 1998, representing the initial effects of larger scale marketing initiatives, including launches of new and repackaged programming services, sales audit remarketing, and direct marketing through flyer campaigns, newspaper inserts and telemarketing programs.

Depreciation and amortization increased 68.2% as a result of acquisition activity that occurred in 1997 and 1998. Net interest expense increased to $19.9 million from $10.5 million as a result of the higher weighted average drawings on the Company's senior bank indebtedness in addition to the accretion of the discount on the Discount Notes for the three months ended March 31, 1998. Other expenses for the three months ended March 31, 1998 include the retirement of $128,000 of plant assets in connection with completed upgrade and rebuild projects.

LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, maintenance and expansion of the cable plant and distribution equipment. In addition, the Company has pursued, and intends to pursue in the future, selective acquisitions. Since its founding in 1995, the Company's cash from equity investments, bank borrowings and other debt issued by FVOP has been sufficient to finance the Company's acquisitions and, together with cash generated from operating activities, also has been sufficient to meet the Company's debt service, working capital and capital expenditure requirements. The Company intends to continue to finance such debt service, working capital and capital expenditure requirements in the future through a combination of cash from operations, indebtedness and equity capital sources, and the Company believes that it will continue to generate cash and be able to obtain financing sufficient to meet such requirements. The ability of the Company to meet its debt service and other obligations will depend upon the future performance of the Company which, in turn, is subject to general economic conditions and to financial, political, competitive, regulatory and other factors, many of which are beyond the Company's control.

AMENDED CREDIT FACILITY

Drawings on the Amended Credit Facility, along with cash flow generated from operations, have been sufficient to finance capital improvement projects as well as acquisitions. The Company has adequately serviced its debt in accordance with the provisions of the Amended Credit Facility from EBITDA of approximately $23.9 million generated by the Company for the three months ended March 31, 1998.

On December 19, 1997 FVOP amended its existing senior bank indebtedness and entered into an $800.0 million Amended Credit Facility with The Chase Manhattan Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Syndication Agent, CIBC Inc., as Documentation Agent, and the other lenders signatory thereto. The Amended Credit Facility includes a $300.0 million, 7.75-year reducing revolving credit facility (the "Revolving Credit Facility"), a $250.0 million, 7.75-year term loan (the "Facility A Term Loan") and a $250.0 million, 8.25-year term loan (the "Facility B Term Loan"). At March 31, 1998, FVOP had no amounts outstanding under the Revolving Credit Facility, $197.0 million outstanding under the Facility A Term Loan and $250.0 million outstanding under the Facility B Term Loan. The weighted average interest rates at March 31, 1998 on the outstanding borrowings under the Facility A Term Loan and the Facility B Term Loan were approximately 7.94% and 8.07%, respectively. FVOP has entered into interest rate swap agreements to hedge the underlying LIBOR rate exposure for $170.0 million of borrowings through November 1999 and October 2000. For the three months ended March 31, 1998, FVOP had recognized an increase to interest expense of approximately $56,000 as a result of these interest rate swap agreements.

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

Holdings, as the general partner of FVOP, guarantees the indebtedness under the Amended Credit Facility on a limited recourse basis. The Amended Credit Facility is also secured by a pledge of all limited and general partnership interests in FVOP and a first priority lien on all the assets of FVOP and its subsidiaries.

SENIOR SUBORDINATED NOTES

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

SENIOR DISCOUNT NOTES

Holdings and FrontierVision Holdings Capital Corporation ("Holdings Capital") were formed for the purpose of acting as co-issuers of $237.7 million aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the
"Discount  Notes").   FrontierVision   Partners,  L.P.  ("FVP")  contributed  to
Holdings, both directly and indirectly, all of the outstanding partnership interests of FVOP prior to the issuance of the Discount Notes on September 19, 1997 and therefore, at that time, FVOP and Capital became wholly-owned consolidated subsidiaries of Holdings. Holdings contributed the proceeds of the Discount Notes to FVOP as a capital contribution.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operating activities for the three months ended March 31, 1998 were $16.8 million compared to $8.4 million for the three months ended March 31, 1997. The increase was primarily a result of cable television system operations acquired during the twelve months ended March 31, 1998.

CASH FLOWS FROM INVESTING ACTIVITIES

Investing cash flows were primarily used to fund capital expenditures and acquire cable television systems. Capital expenditures for the three months ended March 31, 1998 were approximately $9.5 million compared to approximately $5.0 million for the three months ended March 31, 1997. Capital expenditures primarily consisted of expenditures for the construction and expansion of the cable plant and distribution equipment, and additional costs were incurred related to the expansion of customer service facilities. The Company invested approximately $14.9 million in acquisitions during the three months ended March 31, 1998 compared with approximately $14.0 million for the same period in 1997.

The Company expects to spend a total of approximately $73.0 million over the next two years for capital expenditures with respect to the Existing Systems. These expenditures will primarily be used for (i) installation of fiber optic cable and microwave links which will allow for the consolidation of headends,
(ii) analog and digital converter boxes which will allow the Company to more effectively market premium and pay-per-view services, (iii) the continued deployment of coaxial cable to build-out the Existing Systems, (iv) headend equipment for the digital television system and (v) the upgrade of a portion of the Company's cable television distribution systems to, among other things, increase bandwidth and channel capacity.

CASH FLOWS FROM FINANCING ACTIVITIES

Acquisitions during the three months ended March 31, 1998 were financed with borrowings under the Company's senior bank indebtedness. Acquisitions during the three months ended March 31, 1997 were financed with equity contributions from the Company's partners and borrowings under the company's senior bank indebtedness.

During the three months ended March 31, 1997, the Company received approximately $14.9 million of equity contributions from its partners.

From inception through March 31, 1998, FVP received a total of $199.4 million of equity contributions from its partners, all of which has been invested in Holdings and down streamed to the Company.

YEAR 2000

The Company is in the process of a comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of cable television service to customers. Furthermore, the Company is in the process of initiating a program of communications with its significant suppliers and service providers to determine the readiness of third parties and the impact on the Company if those third parties fail to remediate their own year 2000 issues.

The Company's assessment of the impact of the year 2000 date change should be complete by the end of fiscal year 1998. Management of the Company has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on the results of operations. There can be no assurance that costs ultimately required to be paid to ensure the Company's year 2000 readiness will not have an adverse effect on the Company's financial position. Additionally, there can be no assurance that the systems of other companies on which the Company relies will be converted in time or that any such failure to convert by another company will not have an adverse effect on the Company.

PART II.          OTHER INFORMATION


Items 1 through 5.

    None.

Item 6

    (a)  Exhibits

        3.1 Amended and Restated Agreement of Limited Partnership for FrontierVision Operating Partners, L.P. (3)
        3.2 Certificate of Limited Partnership for FrontierVision Operating Partners, L.P. (1)
        3.16    Agreement of Limited Partnership of Holdings. (3)
        3.17    Certificate of Limited Partnership of Holdings. (3)
        3.18 Certificate of Incorporation of FrontierVision Holdings Capital Corporation. (3)
        3.19    Bylaws of FrontierVision Holdings Capital Corporation. (3)
        4.1 Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P., FrontierVision Capital Corporation and Colorado National Bank, as Trustee. (2)
        4.2 Indenture dated as of September 19, 1997, among FrontierVision Holdings, L.P., FrontierVision Holdings Capital Corporation and U.S. Bank National Association d/b/a Colorado National Bank, as Trustee. (3)
        27.6 Financial Data Schedule as of and for the three-month period ended March 31, 1998.
---------------

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


                             FRONTIERVISION HOLDINGS, L.P.

                    By:      FrontierVision Partners, L.P., its general partner,
                             By:      FVP GP, L.P., its general partner
                             By:      FrontierVision Inc., its general partner
                             By:      /s/  ALBERT D. FOSBENNER
                                      ---------------------
                                      Albert D. Fosbenner
                                      Vice President and Treasurer



Date:    May 14, 1998        By:      /s/  ALBERT D. FOSBENNER
                                      ------------------------
                                      Albert D. Fosbenner
                                      Vice President and Treasurer



                             By:      /s/  ALBERT D. FOSBENNER
                                      ------------------------
                                      Albert D. Fosbenner
                                      Vice President and Treasurer
                                      (Principal Accounting Officer)



                             FRONTIERVISION HOLDINGS CAPITAL CORPORATION


Date:  May 14, 1998          By:      /s/  ALBERT D. FOSBENNER
                                      ------------------------
                                      Albert D. Fosbenner
                                      Vice President and Treasurer



                             By:      /s/  ALBERT D. FOSBENNER
                                      ------------------------
                                      Albert D. Fosbenner
                                      Vice President and Treasurer
                                      (Principal Accounting Officer)