Form 10-Q
period 1998-06-30
FRONTIERVISION HOLDINGS LP; FRONTIERVISION HOLDINGS CAPITAL CORP
filed 1998-08-13
CIK 1045710, 1045708

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

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

                      Yes [x]                              No [ ]

         Number of shares of common stock of FrontierVision Holdings Capital Corporation outstanding as of August 13, 1998: 100.

*        FrontierVision  Holdings  Capital  Corporation   meets  the  conditions
         set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                         FRONTIERVISION HOLDINGS, L.P.
                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX


PART I.  Financial Information                                                                         PAGE

       Item 1.    Consolidated Financial Statements of FrontierVision Holdings, L.P. and Subsidiaries....3
                  Notes to Consolidated Financial Statements.............................................7

                  Balance Sheet of FrontierVision Holdings Capital Corporation..........................15
                  Note to the Balance Sheet ............................................................16

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations......................................17

PART II.          Other Information.....................................................................24

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  In Thousands



                                                                            -------------------------------------
                                                                               June 30,            December 31,
                                                                                 1998                  1997
                                                                            ----------------       --------------
                                                                              (Unaudited)
                                    ASSETS
   Cash and cash equivalents                                                 $     10,860           $     4,728
   Accounts receivable, net of allowance for doubtful accounts
      of $328 and $640                                                              9,118                 8,071
   Prepaid expenses and other                                                       3,114                 2,785
   Investment in cable television systems, net:
      Property and equipment                                                      272,179               247,724
      Franchise cost and other intangible assets                                  670,659               637,725
                                                                             ------------           -----------
         Total investment in cable television systems, net                        942,838               885,449
                                                                             ------------           -----------
   Deferred financing costs, net                                                   23,205                24,242
   Earnest money deposits                                                           9,500                 2,000
                                                                             ------------           -----------
         Total assets                                                        $    998,635           $   927,275
                                                                             ============           ===========

                      LIABILITIES AND PARTNERS' CAPITAL
   Accounts payable                                                          $      6,969           $     2,770
   Accrued liabilities                                                             20,041                15,126
   Subscriber prepayments and deposits                                              2,594                 1,828
   Accrued interest payable                                                         5,398                 5,064
   Deferred Income Taxes                                                           14,783                     -
   Debt                                                                           874,410               787,047
                                                                             ------------           -----------
        Total liabilities                                                         924,195               811,835
                                                                             ------------           -----------

   Partners' capital:
      FrontierVision Partners, L.P.                                                74,366               115,325
      FrontierVision Holdings, LLC                                                     74                   115
                                                                             ------------           -----------
         Total partners' capital                                                   74,440               115,440
   Commitments

                                                                             ------------           -----------
         Total liabilities and partners' capital                             $    998,635           $   927,275
                                                                             ============           ===========







          See accompanying notes to consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Thousands




                                          -----------------------------------------------------------------------
                                              For the Three    For the Three      For the Six        For the Six
                                               Months Ended     Months Ended      Months Ended      Months Ended
                                                 June 30,         June 30,          June 30,          June 30,
                                                   1998             1997              1998              1997
                                             --------------------------------------------------------------------


Revenue                                          $   59,776       $   34,081       $   113,595       $     65,636
Expenses:
    Operating expenses                               30,396           17,679            58,089             34,462
    Corporate administrative expenses                 1,945            1,048             3,511              2,049
    Depreciation and amortization                    25,230           15,132            48,871             29,191
    Storm related costs                                   -                -               705                  -
                                                 ----------       ----------       -----------      -------------
        Total expenses                               57,571           33,859           111,176             65,702
                                                 ----------       ----------       -----------      -------------
Operating income/(loss)                               2,205              222             2,419                (66)
Interest expense, net                               (21,457)         (10,824)          (41,379)           (21,302)
Other expense                                        (1,912)               5            (2,040)               (47)
                                                 ----------       ----------       -----------      -------------
Net loss                                         $  (21,164)      $  (10,597)      $   (41,000)     $     (21,415)
                                                 ==========       ==========       ===========      =============


Net loss allocated to:
        FrontierVision Holdings,L.P.
            (General Partner)                    $  (21,142)      $  (10,587)      $   (40,959)     $     (21,394)
        FrontierVision Operating Partners, Inc.
            (Limited Partner)                           (22)             (10)              (41)               (21)
                                                 ----------       ----------       -----------      -------------
                                                 $  (21,164)      $  (10,597)      $   (41,000)     $     (21,415)
                                                 ==========       ==========       ===========      =============

















          See accompanying notes to consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  In Thousands



                                                     --------------------------------------------------------------
                                                        FrontierVision       FrontierVision
                                                        Partners, L.P.       Holdings, LLC
                                                      (General Partner)    (Limited Partner)          Total
                                                        ---------------        ------------      -------------
Balance, December 31, 1997                              $       115,325        $        115      $     115,440
    Net loss (Unaudited)                                        (40,959)                (41)           (41,000)
                                                        ---------------        ------------      -------------
Balance, June 30, 1998 (Unaudited)                      $        74,366        $         74      $      74,440
                                                        ===============        ============      =============





































          See accompanying notes to consolidated financial statements.

                FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Thousands



                                                                        -----------------------------------------
                                                                           For the Six           For the Six
                                                                          Months Ended           Months Ended
                                                                            June 30,               June 30,
                                                                              1998                   1997
                                                                        ------------------    -------------------

Cash Flows From Operating Activities:
  Net loss                                                                 $    (41,000)       $    (21,415)
  Adjustments to reconcile net loss to net
       cash flows from operating activities:
       Depreciation and amortization                                             48,871              29,191
       Net loss on disposal of assets                                             2,038                   -
       Amortization of deferred debt issuance costs                               1,305               1,020
       Accretion of interest on indebtedness                                      9,363                 472
       Changes in operating assets and liabilities, net of
           effect of acquisitions:
           Accounts receivable                                                      (78)               (462)
           Prepaid  expenses and other                                              (56)               (352)
           Accounts payable and accrued liabilities                               7,768               1,310
           Subscriber prepayments and deposits                                    1,393                 (66)
           Accrued interest payable                                                 334                (598)
                                                                           ------------        ------------
               Total adjustments                                                 70,938              30,515
                                                                           ------------        ------------
               Net cash flows from operating activities                          29,938               9,100
                                                                           ------------        ------------
Cash Flows From Investing Activities:
  Capital expenditures                                                          (23,274)             (9,881)
  Pending acquisition costs                                                          (2)               (132)
  Cash paid for franchise costs                                                      (4)               (437)
  Earnest money deposits                                                         (9,500)             (8,259)
  Cash paid in acquisitions of cable television systems                         (68,758)            (55,494)
                                                                           ------------        ------------
                Net cash flows from investing activities                       (101,538)            (74,203)
                                                                           ------------        ------------
Cash Flows From Financing Activities:
  Debt borrowings                                                                78,000              41,500
  Debt payments                                                                       -             (11,000)
  Principal payments on capital lease obligations                                     -                 (70)
  Increase in deferred financing fees                                              (118)                (14)
  Offering costs related to Senior Subordinated Notes                                (1)               (129)
  Offering costs related to Senior Discount Notes                                  (149)                  -
  Partner capital contributions                                                       -              37,676
                                                                           ------------        ------------
                        Net cash flows from financing activities                 77,732              67,963
                                                                           ------------        ------------
Net Increase (Decrease) in Cash and Cash Equivalents                              6,132               2,860
Cash and Cash Equivalents, beginning of period                                    4,728               3,639
                                                                           ------------        ------------
Cash and Cash Equivalents, end of period                                   $     10,860         $     6,499
                                                                           ============         ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                   $     30,610        $     20,448
                                                                           ============        ============

          See accompanying notes to consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(1)      STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

Organization and Capitalization

FrontierVision  Holdings,  L.P.  (Holdings  or  the  Company),  wholly-owned  by
FrontierVision Partners, L.P., a Delaware limited partnership (FVP), is a Delaware limited partnership formed on September 3, 1997 for the purpose of acting as co-issuer with its wholly-owned subsidiary, FrontierVision Holdings Capital Corporation (Holdings Capital), of $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the Discount Notes). FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FrontierVision Operating Partners, L.P. (FVOP) prior to the issuance of the Discount Notes on September 19, 1997 (the Formation Transaction) and therefore, at that time, FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation (Capital), became wholly-owned, consolidated subsidiaries of Holdings. The Formation Transaction was accounted for as if it were a pooling of interests. As used herein, the Company refers to Holdings, Holdings Capital, FrontierVision Operating Partners, Inc. (FVOP Inc.), FVOP and Capital.

The Company owns and operates cable television systems in three primary operating clusters New England, Ohio and Kentucky with a fourth, smaller group of cable television systems in the Southeast.

The Company was initially  capitalized in November 1995 with  approximately  $38 from its sole limited partner, FVOP Inc., a Delaware corporation, and approximately $38,300 from at the time its sole general partner, FVP. During the year ended December 31, 1997, the Company received additional capital contributions of approximately $37,653 from its partners. These capital contributions and a portion of the proceeds from the Discount Notes was used by FVOP to repay certain bank indebtedness with the remainder placed in escrow to finance pending acquisitions.

Reference to Annual Report

The attached interim financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with Holdings Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 333-36519) (the Holdings 10-K) for additional disclosures, including a summary of the Companys accounting policies.

The following notes, insofar as they are applicable to the six months ended June 30, 1998, are not audited. In managements opinion, all adjustments considered necessary for a fair presentation of such financial statements are included and all such adjustments are of a normal and recurring nature. The results for the six-month period ended June 30, 1998 are not necessarily indicative of the results for the entire 1998 fiscal year.

Income Taxes

Under the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the

            FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(1)  STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION (continued)

period that includes the enactment date. The Companys deferred tax liability at June 30, 1998 is primarily the result of temporary differences on property and equipment and intangible assets arising from the acquisition of the stock of New England Cablevision of Massachusetts, Inc.

New Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133), which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures of net investments in foreign operations. Although management of the Company has not completed its assessment of the impact of SFAS 133 on its consolidated results of operations and financial position, management estimates that the impact of SFAS 133 will not be material.

Reclassifications

Certain  amounts have been reclassified for comparative purposes.

Storm Related Costs

During mid-January of 1998, certain of the communities served by the Company in Maine experienced devastating ice storms. For the six months ended June 30, 1998 the Company has recognized a loss due to service outages and increased labor costs of approximately $705 due to the ice storms. Additionally, the Company has incurred approximately $540 of capital expenditures to repair damaged subscriber drops. The Company expects the loss to be isolated to the first quarter of 1998, although the long-term financial effect of the ice storms cannot be determined.


(2)      ACQUISITIONS

The Company has completed several acquisitions during the periods presented. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon fair values at the respective dates of acquisition. Such allocations are subject to adjustments as final appraisal information is received by the Company. Amounts allocated to property, plant and equipment and to intangible assets will be respectively depreciated and amortized, prospectively from the date of acquisition based upon the Companys useful lives and amortization periods. The following table lists the acquisitions and the purchase price allocation for each.

                FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(2)      ACQUISITIONS (continued)

--------------------------------------------------------------------------------------------------------------------------
Predecessor Owner                                    Primary Location of Systems   Date Acquired       Acquisition Cost(a)
--------------------------------------------------------------------------------------------------------------------------

Bluegrass Cable Partners, L.P.                                 Kentucky             March 20, 1997            $10,400
Clear Cable T.V., Inc. and B&G Cable T.V.  Systems,            Kentucky             March 31, 1997             $1,800
   Inc.
Milestone Communications of New York, L.P.                       Ohio               March 31, 1997             $3,000
Triax Associates I, L.P. (Triax I)                               Ohio                May 30, 1997             $34,900
Phoenix Front Row Cablevision                                    Ohio                May 30, 1997              $6,900
PCI Incorporated                                               Michigan             August 29, 1997           $13,600
SRW, Inc.s Blue Ridge Cable Systems, L.P.           Tennessee and North Carolina  September 3, 1997            $4,100
A-R Cable Services - ME, Inc. (Cablevision)                     Maine              October 31, 1997           $78,900
Harolds Home Furnishings, Inc.                       Pennsylvania and Maryland    October 31, 1997             $1,600
TCI  Cablevision  of  Vermont,  Inc.  and  Westmarc
    Development Joint Venture (TCI-VT/NH)            Vermont and New Hampshire    December 2, 1997            $34,700
Cox Communications, Inc. (Cox-Central Ohio)                      Ohio              December 19, 1997         $204,200
TVC-Sumpter  Limited  Partnership and North Oakland
    Cablevision Partners Limited Partnership                   Michigan              March 6, 1998            $14,400*
TCI Cablevision of Ohio, Inc.                                    Ohio                April 1, 1998             $9,800*
New  England  Cablevision  of  Massachusetts,  Inc.         Massachusetts            April 3, 1998            $44,900*
(NECMA)

_______________
(a) Acquisition cost represents the purchase price allocation between tangible and intangible assets including certain purchase accounting adjustments as of June 30, 1998.
* Subject to adjustment.

The combined purchase price of certain of these acquisitions has been allocated to the acquired assets and liabilities as follows:

                                                                ----------------------------------------
                                                                   Acquisitions        Acquisitions
                                                                   for the Six          for the Six
                                                                   Months Ended        Months Ended
                                                                June 30, 1998 (a)    June 30, 1997 (a)
                                                                ------------------- --------------------
Property, plant and equipment                                      $     22,922        $     17,980
Franchise costs and other intangible assets                              62,096              38,928
                                                                   ------------        ------------
  Subtotal                                                               85,018              56,908
                                                                   ------------        ------------
Net working capital (deficit)                                               523                (914)
Deferred income taxes                                                   (14,783)                  -
Less - Earnest money deposits applied                                    (2,000)               (500)
                                                                   ------------        ------------
  Total cash paid for acquisitions                                 $     68,758        $     55,494
                                                                   ============        ============

____________
(a) The combined purchase price includes purchase price adjustments for certain acquisitions consummated prior to the respective periods.

The Company has reported the operating results of its acquired cable systems from the dates of their respective acquisition. Unaudited pro forma summarized operating results of the Company for the three months ended June 30, 1997 assuming the Triax I, Cablevision, TCI-VT/NH, Cox-Central Ohio and NECMA acquisitions (the Acquisitions) had been consummated on January 1, 1997, are as follows:

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(2)       ACQUISITIONS (continued)

                                                    -----------------------------------------------------
                                                               Six Months Ended June 30, 1998
                                                    -----------------------------------------------------
                                                        Historical                        Pro Forma
                                                          Results        Acquisitions      Results
                                                       ----------          ----------    ------------
Revenue                                                $  113,595          $    2,639    $    116,234
Operating, selling, general and administrative expenses   (62,305)             (1,966)        (64,271)
Depreciation and amortization                             (48,871)             (2,020)        (50,891)
                                                       ----------          ----------    ------------
Operating income (loss)                                     2,419              (1,347)          1,072
Interest and other expenses                               (43,419)             (1,304)        (44,723)
                                                       ----------          ----------    ------------
Net loss                                               $  (41,000)         $   (2,651)   $    (43,651)
                                                       ==========          ==========    ============

                                                    -----------------------------------------------------
                                                               Six Months Ended June 30, 1997
                                                    -----------------------------------------------------
                                                         Historical                       Pro Forma
                                                          Results        Acquisitions      Results
                                                       ----------          ----------    ------------
Revenue                                                $   65,636          $   38,500    $    104,136
Operating, selling, general and administrative expenses   (36,511)            (20,778)        (57,289)
Depreciation and amortization                             (29,191)            (13,521)        (42,712)
                                                       ----------          ----------    ------------
Operating income (loss)                                       (66)              4,201           4,135
Interest and other expenses                               (21,349)            (23,867)        (45,216)
                                                       ----------          ----------    ------------
Net loss                                               $  (21,415)         $  (19,666)   $    (41,081)
                                                       ==========          ==========    ============


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

On December 12, 1997, the Company entered into an agreement with the shareholders of New England Cable Television of Massachusetts, Inc. (NECMA) to acquire all of the outstanding stock of NECMA for a price of approximately $44,700. NECMA is a Massachusetts S-Corporation which owns cable television assets in Massachusetts. The Company had advanced $2,000 as an earnest money deposit related to this transaction as of December 31, 1997, and the stock purchase was completed on April 3, 1998.

On January 16, 1998, the Company entered into an asset purchase agreement with Ohio Cablevision Network, Inc. to acquire certain cable television assets in Ohio for a cash purchase price of $38,000. This transaction was consummated on July 31, 1998.

                FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

 (3)     DEBT

The Company's debt was comprised of the following:

                                                                                     ---------------------------------
                                                                                        June 30,       December 31,
                                                                                          1998             1997
                                                                                       ------------       ----------
        Bank Credit Facility (a) --
          Revolving Credit Facility, due September 30, 2005, interest based on         $     10,000       $        -
             various floating rate options (7.91% average at June 30, 1998), payable monthly
          Term loans, due June 30, 2004, interest based on various
             floating rate options (7.91% and 8.04% weighted average at June
             30, 1998 and December 31, 1997, respectively), payable monthly                 500,000          432,000
        11% Senior Subordinated Notes due 2006 (b)                                          200,000          200,000
        11 7/8% Senior Discount Notes due 2007 (c)                                          164,410          155,047
                                                                                       ------------       ----------
        Total debt                                                                     $    874,410       $  787,047
                                                                                       ============       ==========

(a)      Bank Credit Facility.

         On December 19, 1997, the Company entered into a Second Amended and Restated Credit Agreement (the Amended Credit Facility) increasing the available senior debt by $535.0 million, for a total availability of $800.0 million. The amount available under the Amended Credit Facility includes two term loans of $250.0 million each (Facility A Term Loan and Facility B Term Loan) and a $300.0 million revolving credit facility (Revolving Credit Facility). The Facility A Term Loan and the Revolving Credit Facility both mature on September 30, 2005. The entire outstanding principal amount of the Revolving Credit Facility is due on September 30, 2005, with escalating principal payments due quarterly beginning

         December 31, 1998 under the Facility A Term Loan. The Facility B Term Loan matures June 30, 2006 with 95% of the principal being repaid in the last two quarters of the term of the facility.

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

         The Amended Credit Facility also requires the Company to maintain compliance with various financial covenants including, but not limited to, covenants relating to total indebtedness, debt ratios, interest coverage ratio and fixed charges ratio. In addition, the Amended Credit Facility has restrictions on certain partnership distributions by the Company. As of June 30, 1998, the Company was in compliance with the financial covenants of the Amended Credit Facility.


         All partnership interests in the Company and all assets of the Company and its subsidiaries are pledged as collateral for the Amended Credit Facility.

         In order to convert certain of the interest payable at variable rates under the Senior Credit Facility to interest at fixed rates the Company has entered into interest rate swap agreements for notional amounts totaling $170,000 and maturing between November 15, 1999 and October 7, 2000. According to these agreements,

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(3)      DEBT (continued)

         the Company pays or receives the difference between (1) an average fixed rate of 5.932% and (2) various available floating rate options applied to the same $170,000 notional amount every three months during the term of the interest rate swap agreement. For the six-month periods ended June 30, 1998 and 1997, the Company had recognized an increase in interest expense of approximately $121 and $232, respectively, as a result of these interest rate swap agreements.

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

(b)      Senior Subordinated Notes

         On October 7, 1996, FVOP issued, pursuant to a public offering (the Offering), $200,000 aggregate principal amount of the 11% Senior Subordinated Notes due 2006 (the Notes). Net proceeds from the Offering of $192,500 were available to FVOP on October 7, 1996.

         In connection with the anticipated issuance of the Notes in connection with the Offering, FVOP entered into deferred interest rate setting agreements to reduce FVOPs interest rate exposure in anticipation of issuing the Notes. The cost of such agreements, amounting to $1,390, will be recognized as a component of interest expense over the term of the Notes.

         The Notes are unsecured subordinated obligations of FVOP (co-issued by Capital) that mature on October 15, 2006. Interest accrues at 11% per annum beginning from the date of issuance, and is payable each April 15 and October 15, commencing April 15, 1997. FrontierVision Cable New England, Inc. is a subsidiary guarantor of the Notes.

         The   Subordinated   Notes   Indenture  (the   Indenture)  has  certain
         restrictions on incurrence of indebtedness, distributions, mergers, asset sales and changes in control of FVOP.

(c)      Senior Discount Notes

         On September 19, 1997, Holdings issued, pursuant to a private offering, the Discount Notes. The Discount Notes were sold at approximately 63.1% of the stated principal amount at maturity and provided net proceeds of $144,750, after underwriting fees of approximately $5,250.

         The Discount Notes are unsecured obligations of Holdings and Holdings Capital (collectively, the Issuers), ranking pari passu in right of payment to all existing and future unsecured indebtedness of the Issuers and will mature on September 15, 2007. The discount on the Discount Notes is being accreted using the interest method over four years until September 15, 2001, the date at which cash interest begins to accrue. Cash interest will accrue at a rate of 11 7/8% per annum and will be payable each March 15 and September 15, commencing March 15, 2002.

                FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts in Thousands

(3)      DEBT (continued)

         The Discount Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after September 15, 2001, at redemption prices set forth in the Indenture for the Discount Notes (the Discount Notes Indenture), plus any unpaid interest, if any, at the date of the redemption. The Issuers may redeem, prior to September 15, 2001, up to 35% of the principal amount at maturity of the Discount Notes with the net cash proceeds received from one or more public equity offerings or strategic equity investments at a redemption prices set forth in the Discount Notes Indenture, plus any unpaid interest, if any, at the date of the redemption.

         The Discount Notes Indenture has certain restrictions on incurrence of indebtedness, distributions, mergers, asset sales and changes in control of Holdings.

J.P. Morgan Investment Corporation and First Union Capital Partners, Inc. (Equity Holders) are affiliates of the Company, owning in the aggregate, a 37.6% limited partnership interest in FVP. Affiliates of the Equity Holders received underwriting fees of approximately $3.6 million in connection with the issuance of the Notes and received compensation in the aggregate of approximately $3.1 million in connection with the issuance of the Discount Notes.

The debt of the Company matures as follows:

                Year Ended December 31 --
                1998                                               $      1,875
                1999                                                     11,144
                2000                                                     24,575
                2001                                                     34,575
                2002                                                     44,575
                Thereafter                                              757,666
                                                                   ------------
                                                                   $    874,410
                                                                   ============


(4)      COMMITMENTS AND CONTINGENCIES

The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennae are constructed. Rent expense for the six-month periods ended June 30, 1998 and 1997 was $2,736 and $1,907, respectively.

Estimated future noncancelable lease payments under such lease obligations subsequent to June 30, 1998 are as follows:

                 Year Ended December 31 --
                 1998                                               $        750
                 1999                                                      1,151
                 2000                                                        871
                 2001                                                        598
                 2002                                                        447
                 Thereafter                                                  419
                                                                    ------------
                                                                    $      4,236
                                                                    ============

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

As a result of such actions, the Companys basic and tier service rates and its equipment and installation charges (the Regulated Services) are subject to the jurisdiction of local franchising authorities and the FCC. The Company believes that it has complied in all material respects with the rate regulation provisions of the federal law. However, the Companys rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or by the appropriate franchise authority if it is certified by the FCC to regulate basic rates. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

The Companys agreements with franchise authorities require the payment of annual fees which approximate 3% of system franchise revenue, as defined in the franchise. Such franchises are generally nonexclusive and are granted by local governmental authorities for a specified term of years, generally for extended periods of up to fifteen years.

For a more detailed discussion of the federal, state and local regulations affecting the Company, see Legislation and Regulation in the Holdings 10-K.

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


(5)      SUBSEQUENT EVENTS

On June 24, 1998, the Company entered into an agreement with State Cable TV Corp (State) to acquire all of States cable television system assets in Maine and New Hampshire, for a purchase price of $188,800. As of June 30, 1998, the Company had advanced $9,500 as an earnest money deposit related to this transaction. This transaction is expected to close by the fourth quarter of 1998.

                        PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                                  BALANCE SHEET



                                                                                  -----------------------------------
                                                                                     June 30,         December 31,
                                                                                       1998               1997
                                                                                  ----------------  -----------------
                                                                                    (Unaudited)
                                        ASSETS


     Cash                                                                           $      100           $    100
                                                                                    ----------           --------
                Total assets                                                        $      100           $    100
                                                                                    ==========           ========


                                    OWNER'S EQUITY

     Owner's equity:
          Common stock, par value $.01; 1,000 shares authorized;
             100 shares issued and outstanding                                       $       1         $        1
          Additional paid-in capital                                                        99                 99
                                                                                     ---------         ----------
              Total owner's equity                                                   $     100         $      100
                                                                                     =========         ==========

























                     See note to accompanying balance sheet.

                      NOTE TO THE BALANCE SHEET (UNAUDITED)


FrontierVision Holdings Capital Corporation, a Delaware corporation (Holdings Capital), is a wholly owned subsidiary of FrontierVision Holdings, L.P. (Holdings), and was organized on August 22, 1997 for the sole purpose of acting as co-issuer with Holdings of $237.7 million aggregate principal amount at maturity of the 11 7/8% Senior Discount Notes. Holdings Capital had no operations from September 18, 1997 through June 30, 1998.

ART I. FINANCIAL INFORMATION
PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company, the description of the Companys business as well as other sections of this Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Companys actual results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Companys control. Important factors that could cause or contribute to such differences or changes include those discussed under Risk Factors in the Companys Post-Effective Amendment No. 1 to Form S-4 filed April 6, 1998 (File No. 333-36519).

Introduction and Recent Developments

The Company's objective is to increase its subscriber base and operating cash flow through: i) selective acquisitions of cable television systems that can be integrated with existing operations and ii) more efficient operations and internal revenue growth. The Company continues the process of acquiring and integrating cable systems with its current systems and continues to invest significant capital for their technical enhancement.

The Company commenced operations in November 1995 with the acquisition of certain cable television systems. The following table summarizes the Companys acquisitions since inception:

                                                            ------------------------------------------------------------
                                                                                     Purchase       Basic     Purchase
                                                                                     Price(1)    Subscribers Price Per
Predecessor Owner                                                  Date            (in millions) Acquired(2) Subscriber
                                                                  Acquired
                                                            ------------------------------------------------------------
United Video Cablevision, Inc. (the ''UVC Systems'')........    November 9, 1995        $  120.8      87,400    $1,382
Longfellow Cable Company, Inc. (the ''Longfellow Systems'').   November 21, 1995             6.1       5,100     1,196
C4  Media  Cable  Southeast,  Limited  Partnership  (the C4
    Systems'')..............................................    February 1, 1996            47.6      40,400     1,178
Americable   International  Maine,  Inc.  (the  ''Americable
    Systems'')..............................................      March 29, 1996             4.8       3,350     1,433
Cox Communications (the ''Cox Systems'')....................       April 9, 1996           136.0      77,200     1,762
Phoenix  Grassroots  Cable  Systems,  LLC (the  ''Grassroots
    Systems'')..............................................     August 29, 1996             9.3       7,400     1,257
Triax Southeast Associates, L.P. (the ''Triax Systems'')....     October 7, 1996            84.7      53,200     1,592
American Cable Entertainment of Kentucky-Indiana,  Inc. (the
    ''ACE Systems'')........................................     October 9, 1996           146.0      83,250     1,754
SRW, Inc.'s  Penn/Ohio  Cablevision,  L.P. (the  Penn/Ohio
    Systems'')..............................................    October 31, 1996             3.8       3,225     1,178
SRW,  Inc.'s  Deep Creek Cable TV,  L.P.  (the ''Deep  Creek
    System'')...............................................   December 23, 1996             3.0       2,175     1,379
Bluegrass Cable Partners, L.P. (the ''Bluegrass Systems'')..      March 20, 1997             9.9       7,225     1,370
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,
    Inc. (the ''Clear/B&G Systems'')........................      March 31, 1997             1.7       1,450     1,172
Milestone  Communications of New York, L.P. (the ''Milestone
    Systems'')..............................................      March 31, 1997             2.8       2,125     1,318
Triax Associates I, L.P. (the ''Triax I Systems'')..........        May 30, 1997            34.5      20,700     1,667
Phoenix Front Row Cablevision (the ''Front Row Systems'')...        May 30, 1997             6.8       5,250     1,295
PCI Incorporated (the "Bedford System").....................     August 29, 1997            13.5       7,750     1,742
SRW, Inc.'s Blue Ridge Cable Systems,  L.P. (the "Blue Ridge
    Systems")...............................................   September 3, 1997             4.1       4,550       901
Harolds Home Furnishings, Inc. (the Harolds System).........    October 31, 1997             1.5       1,480     1,014
A-R Cable Services - ME, Inc. (the Cablevision Systems).....    October 31, 1997            78.2      54,300     1,440
TCI Cablevision of Vermont, Inc. and Westmarc Development
    Joint Venture (the TCI-VT/NH Systems)...................    December 2, 1997            34.5      22,100     1,561
Cox Communications, Inc. (the Cox-Central Ohio Systems).....   December 19, 1997           203.0      84,400     2,405
TVC-Sumpter   Linked   Partnership   and   North   Oakland
Cablevision Partners Limited Partnership (the Televista
    Systems)................................................       March 6, 1998            14.2       8,100     1,753
TCI  Cablevision  of Ohio,  Inc.  (the  TCI - Pt.  Clinton
    Systems)................................................       April 1, 1998            10.0       6,000     1,667
New England Cablevision of Massachusetts, Inc. (the NECMA
    Systems)................................................       April 3, 1998            44.7      26,500     1,687
                                                                                        --------     -------    ------
Total.......................................................                            $1,021.5     614,630    $1,662
                                                                                        ========     =======    ======

__________________
(1) Represents the contract purchase price excluding working capital purchase adjustments and transaction costs.
(2) Includes 10,600 subscribers to systems that were sold by the Company in 1996.

On April 1, 1998, the Company completed the acquisition of certain cable television system assets in Ohio from TCI Cablevision of Ohio, Inc. for the cash purchase price of $10.0 million. On April 3, 1998, the Company consummated the stock purchase of all of the outstanding shares of New England Cable Television of Massachusetts, Inc. (NECMA) for an aggregate purchase price of approximately $44.7 million. NECMA is a Massachusetts S-Corporation which owns cable television assets in Massachusetts.

As of June 30, 1998, the Companys currently owned cable television systems (the Existing Systems) passed approximately 876,050 homes and served approximately 610,800 basic subscribers. The Company expects to consummate acquisitions of additional cable television systems during 1998 and to serve over 700,000 basic subscribers within its current operating cluster by year-end.

On June 24, 1998, the Company entered into an agreement with State Cable TV Corp (State) to acquire all of States cable television system assets in Maine and New Hampshire for $188.8 million. The eight State systems served approximately 75,000 basic subscribers as of June 30, 1998, in communities contiguous to certain of the Existing Systems in southern Maine and central New Hampshire. The Company expects to operate the State systems as part of its New England cluster. Over 70% of States customers are served from two headend facilities, with its largest system, Augusta, Maine, currently serving over 40,000 customers. With the acquisition of the State systems, the Company expects to increase the size of its New England cluster to over 250,000 basic subscribers, serving over 150,000 basic customers and four of the five largest cities in the state of Maine. Additionally, up to ten headend facilities serving the Existing Systems are expected to be combined with existing State systems; consequently, the Company expects to significantly increase the size of its New England cluster while reducing the number of headend facilities.

As of August 13, 1998, the Company had entered into three additional asset purchase or exchange agreements to acquire cable television systems located in Ohio and Maine for aggregate consideration of approximately $4.2 million.

All of these pending transactions are expected to close by year-end 1998 and are subject to customary closing conditions, and certain regulatory approvals that are not completely within the Companys control.

See Note 2 to the financial statements for a more detailed description of the Companys acquisitions.

Results Of Operations

Following is a discussion of the Companys results of operations for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The Company has operated the Existing Systems for a limited period of time and had no operations prior to November 9, 1995. The three month period ended June 30, 1998, is the only period in which the Company operated all of the Existing Systems, although certain systems (the NECMA Systems) were purchased during the period and are reflected only for that portion of the period that such systems were owned by the Company.

The  following  table  illustrates  the  Companys  operating  activities   on  a
comparative basis:
                  Three Months Ended June 30, 1998 Compared to
                  Three Months Ended June 30, 1997 (Unaudited)

                                                          ---------------------------------------------------
                                                             Three Months Ended        Three Months Ended
                                                              June 30, 1998(a)        June 30, 1997(a)
                                                          ---------------------------------------------------
                                                                             % of                   % of
                                                              Amount       Revenue    Amount       Revenue
                                                           -----------      -----    ---------      -----
            In thousands
            Revenue...................................     $    59,776      100.0%   $  34,081      100.0%
            Expenses
                Operating expenses....................          30,396       50.8       17,679       51.8
                Corporate expenses....................           1,945        3.3        1,048        3.1
                Depreciation and amortization.........          25,230       42.2       15,132       44.4
                                                           -----------      -----    ---------      -----
                       Total expenses.................          57,571       96.3       33,859       99.3
                                                           -----------      -----    ---------      -----
            Operating income/(loss)...................           2,205        3.7          222        0.7
            Interest expense, net.....................         (21,457)     (35.9)     (10,824)     (31.7)
            Other expense.............................          (1,912)      (3.2)           5        0.0
                                                           -----------      -----    ---------      -----
            Net loss..................................     $   (21,164)     (35.4)%  $ (10,597)     (31.0)%
                                                           ===========      =====    =========      =====

            EBITDA (c)................................     $    27,435       45.9%   $  15,354       45.1%
                                                           ===========       ====    =========       ====

            Basic subscribers.........................         610,800                 390,350
            Premium units.............................         265,400                 164,500

____________
(a) All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Companys historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.
(b) EBITDA is defined as net income before interest, taxes, depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the Companys senior bank indebtedness (the Amended Credit Facility) and Note Indenture contain certain covenants, compliance of which is measured by computations substantially similar to those used in determining EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles.

The Companys revenues increased significantly in the three months ended June 30, 1998, to $59.8 million versus $34.1 million for the same period in 1997, an increase of $25.7 million, or 75.4%. Revenue growth was driven primarily by an increase in cable subscribers to 610,800 basic subscribers at June 30, 1998 from 390,350 at June 30, 1997, an increase of 56.5%. Premium units grew from 164,500 to 265,400, or 61.3%, in the same period. Subscriber growth was largely the result of acquisitions made in nine separate transactions during the twelve months ending June 30, 1998. The Existing Systems also generated internal growth in basic subscribers of approximately 2.5% during the second quarter of 1998, after adjustments for seasonal subscribers. This internal growth represents the initial effects of larger-scale marketing efforts, including launches of new and repackaged programming services, sales audit remarketing, and direct marketing to subscribers through flyer campaigns, newspaper inserts, and telemarketing programs. The Company also believes that its significant investment in technical plant and its promotion of new and enhanced services have begun, and will continue, to attract more subscribers, and more monthly revenue per subscriber.

Although operating expenses and corporate expenses grew in the three months ended June 30, 1998 versus the same period a year earlier (by 71.9% and 85.6%, respectfully), those expenses fell as a percentage of revenue. As a percentage of revenue, operating and corporate expenses fell to 54.1% of revenues in the three months ended June 30, 1998, from 54.9% in the year-earlier period. The Company continues to focus on integration of business operations to achieve efficiencies and lower operating costs.

The combination of subscriber and revenue growth with operating efficiencies led to an increase in EBITDA in the second quarter of 1998, to $27.4 million from $15.4 million in the same period a year earlier, a 78.7% increase.

The EBITDA margin as a percentage of revenue also increased, to 45.9% in the period ended June 30, 1998, from 45.1% for the same period in 1997.

Depreciation and amortization increased 66.7% as a result of acquisition activity that occurred in 1997 and 1998. Net interest expense increased to $21.5 million from $10.8 million primarily as a result of the higher weighted average drawings on the Companys senior bank indebtedness. Other expenses for the three months ended June 30, 1998 include the retirement of $1.9 of plant assets in connection with completed upgrade and rebuild projects.

                   Six Months Ended June 30, 1998 Compared to
                   Six Months Ended June 30, 1997 (Unaudited)

                                                          ---------------------------------------------------
                                                              Six Months Ended          Six Months Ended
                                                              June 30, 1998(a)        June 30, 1997(a)
                                                          ---------------------------------------------------
                                                                             % of                    % of
                                                              Amount       Revenue    Amount       Revenue
                                                           -----------       ----    ---------       ----
            In thousands
            Revenue...................................     $   113,595      100.0%   $  65,636      100.0 %
            Expenses
                Operating expenses....................          58,089       51.1       34,462       52.5
                Corporate expenses....................           3,511        3.1        2,049        3.1
                Depreciation and amortization.........          48,871       43.0       29,191       44.4
                Storm related costs (b) ..............             705        0.6            -         -
                                                           -----------       ----    ---------       ----
                       Total expenses.................         111,176       97.8       65,702      100.0
                                                           -----------       ----    ---------       ----
            Operating income/(loss)...................           2,419        2.2          (66)      (0.0)
            Interest expense, net.....................         (41,379)     (36.4)     (21,302)     (32.5)
            Other expense.............................          (2,040)      (1.8)         (47)      (0.1)
                                                           -----------       ----    ---------       ----
            Net loss..................................     $   (41,000)     (36.0)%  $ (21,415)     (32.6)%
                                                           ===========      =====    =========      =====
            EBITDA (c)................................     $    51,290       45.2%   $  29,125       44.4%
                                                           ===========       ====    =========       ====
            Basic subscribers.........................         610,800                 390,350
            Premium units.............................         265,400                 164,500

____________
(a) All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Companys historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.
(b) For the six months ended June 30, 1998 the Company has recognized a loss due to service outages and increased labor costs of approximately $705,000 due to mid January ice storms experienced by certain of the communities served by the Company in Maine. Additionally, the Company has incurred approximately $540,000 of capital expenditures to repair subscriber drops damaged in the storms. The Company expects the loss to be isolated to the first quarter of 1998, although the long-term financial effect of the ice storms cannot be determined.
(c) EBITDA is defined as net income before interest, taxes, depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the Companys senior bank indebtedness (the Amended Credit Facility) and Note Indenture contain certain covenants, compliance of which is measured by computations substantially similar to those used in determining EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles.

Revenue increased 73.1%, or approximately $48.0 million, to approximately $113.6 million for the six months ended June 30, 1998 from approximately $65.6 million for the six months ended June 30, 1997. Operating expenses (including storm related costs) and corporate expenses increased approximately 70.6% and 71.4%, respectively, for the six months ended June 30, 1998 from the six months ended June 30, 1997. Decreases in the relative percentage of operating expenses to revenue was primarily attributable to the cost efficiencies achieved through the integration of cable systems and increased revenue per subscriber per month. The EBITDA margin, which when adjusted to exclude the storm related costs, improved from 44.4% for the six months ended June 30, 1997 to 45.8% for the six months ended June 30, 1998.

During mid-January of 1998, certain of the communities served by the Company in Maine experienced devastating ice storms. For the six months ended June 30, 1998 the Company has recognized a loss due to service outages and increased labor costs of approximately $705,000 due these storms. Additionally, the Company has incurred approximately $540,000 of capital expenditures to repair subscriber drops damaged in the storms. The Company expects the loss to be isolated to the first quarter of 1998, although the long-term financial effect of the ice storms cannot be determined.

Depreciation and amortization increased 67.4% as a result of acquisition activity that occurred in 1997 and 1998. Net interest expense increased to $41.4 million from $21.3 million primarily as a result of the higher weighted average drawings on the Companys senior bank indebtedness. Other expenses for the six months ended June 30, 1998 include the retirement of $2.0 million of plant assets in connection with completed upgrade and rebuild projects.


Liquidity And Capital Resources

The cable television business generally requires substantial capital for the construction, maintenance and expansion of cable plant and distribution equipment. In addition, the Company has pursued, and intends to pursue in the future, selective acquisitions. Since its founding in 1995, the Company's cash from equity investments, bank borrowings and other debt issued by FVOP has been sufficient to finance the Company's acquisitions and, together with cash generated from operating activities, also has been sufficient to meet the Company's debt service, working capital and capital expenditure requirements. The Company intends to continue to finance such debt service, working capital and capital expenditure requirements in the future through a combination of cash from operations, indebtedness and equity capital sources, and the Company believes that it will continue to generate cash and be able to obtain financing sufficient to meet such requirements. The ability of the Company to meet its debt service and other obligations will depend upon the future performance of the Company which, in turn, is subject to general economic conditions and to financial, political, competitive, regulatory and other factors, many of which are beyond the Company's control.

Amended Credit Facility

Drawings on the Amended Credit Facility, along with cash flow generated from operations, have been sufficient to finance capital improvement projects as well as acquisitions. The Company has adequately serviced its debt in accordance with the provisions of the Amended Credit Facility from EBITDA of approximately $51.3 million generated by the Company for the six months ended June 30, 1998.

On December 19, 1997 the Company amended its existing senior bank indebtedness and entered into an $800.0 million Amended Credit Facility with The Chase Manhattan Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Syndication Agent, CIBC Inc., as Documentation Agent, and the other lenders signatory thereto. The Amended Credit Facility includes a $300.0 million,
7.75-year reducing revolving credit facility (the ''Revolving Credit Facility''), a $250.0 million, 7.75-year term loan (the ''Facility A Term
Loan'')  and a $250.0  million,  8.25-year  term  loan  (the  ''Facility  B Term
Loan'').

At June 30, 1998, the Company had $10.0 million outstanding under the Revolving Credit Facility, $250.0 million outstanding under the Facility A Term Loan and $250.0 million outstanding under the Facility B Term Loan. The weighted average interest rates at June 30, 1998 on the outstanding borrowings under the Revolving Credit Facility were approximately 7.91%, and under the Facility A Term Loan and the Facility B Term Loan were approximately 7.91% and 8.04%, respectively. The Company has entered into interest rate swap agreements to hedge the underlying LIBOR rate exposure for $170.0 million of borrowings through November 1999 and October 2000. For the six months ended June 30, 1998, the Company had recognized an increase to interest expense of approximately $121 as a result of these interest rate swap agreements.

In general, the Amended Credit Facility requires the Company to use the proceeds from any equity or subordinated debt issuance or any cable system disposition to reduce indebtedness for borrowings under the Amended Credit Facility and to reduce permanently commitments thereunder, subject to certain exceptions permitting the Company to use such proceeds to fund certain permitted acquisitions, provided that the Company is otherwise in compliance with the terms of the Amended Credit Facility.

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

FrontierVision Holdings, L.P. (Holdings), as the general partner of FVOP, guarantees the indebtedness under the Amended Credit Facility on a limited recourse basis. The Amended Credit Facility is also secured by a pledge of all limited and general partnership interests in FVOP and a first priority lien on all the assets of FVOP and its subsidiaries.

Senior Subordinated Notes

On October 7, 1996, FVOP issued $200.0 million aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the ''FVOP Notes''). The FVOP Notes mature on October 15, 2006 and bear interest at 11%, with interest payments due semiannually commencing on April 15, 1997. The FVOP Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all existing and any future senior indebtedness. In anticipation of the issuance of the FVOP Notes, the Company entered into deferred interest rate setting agreements to reduce the interest rate exposure related to the FVOP Notes. The financial statement effect of these agreements will be to increase the effective interest rate which the Company incurs over the life of the FVOP Notes.

Senior Discount Notes

Holdings and FrontierVision Holdings Capital Corporation (Holdings Capital) were formed for the purpose of acting as co-issuers of $237.7 million aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the Discount Notes). FrontierVision Partners, L.P. (''FVP''), FVOPs sole general partner, contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FVOP prior to the issuance of the Discount Notes on September 19, 1997 and therefore, at that time, FVOP and Capital became wholly-owned consolidated subsidiaries of Holdings. Holdings contributed the proceeds of the Discount Notes to FVOP as a capital contribution.

Cash Flows From Operating Activities

Cash flows from operating activities for the six months ended June 30, 1998 were $30.0 million compared to $9.1 million for the six months ended June 30, 1997. The increase was primarily a result of cable television system operations acquired during the twelve months ended June 30, 1998.

Cash Flows From Investing Activities

Investing cash flows were primarily used to fund capital expenditures and acquire cable television systems. Capital expenditures for the six months ended June 30, 1998 were approximately $23.3 million compared to approximately $9.9 million for the six months ended June 30, 1997. Capital expenditures primarily consisted of expenditures for the construction and expansion of cable plant and distribution equipment, and additional costs were incurred related to the expansion of customer service facilities. The Company invested approximately $68.8 million in acquisitions during the six months ended June 30, 1998 compared with approximately $55.5 million for the same period in 1997.

The Company expects to spend a total of approximately $84.4 million over the next two years for capital expenditures with respect to the Existing Systems. These expenditures will primarily be used for (i) installation of fiber optic cable and microwave  links which will allow for the  consolidation  of headends,
(ii) analog and digital converter boxes which will allow the Company to more effectively market premium and pay-per-view services, (iii)the continued deployment of coaxial cable to build-out the Existing Systems, (iv) headend equipment for the digital television system and (v) the upgrade of a portion of the Company's cable television distribution systems to, among other things, increase bandwidth and channel capacity.

Cash Flows From Financing Activities

Acquisitions during the six months ended June 30, 1998 were financed with borrowings under the Companys senior bank indebtedness. Acquisitions during the six months ended June 30, 1997 were financed with equity contributions from the Company's partners and borrowings under the companys senior bank indebtedness.

During the six months ended June 30, 1997, the Company received approximately $37.7 million of equity contributions from its partners.

From inception through June 30, 1998, FVP received a total of $199.4 million of equity contributions from its partners, all of which has been invested in Holdings and down streamed to the Company.

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

The Companys assessment of the impact of the year 2000 date change should be complete by the end of fiscal year 1998. Management of the Company has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on the results of operations. There can be no assurance that costs ultimately required to be paid to ensure the Companys year 2000 readiness will not have an adverse effect on the Companys financial position. Additionally, there can be no assurance that the systems of other companies on which the Company relies will be converted in time or that any such failure to convert by another company will not have an adverse effect on the Company.

PART II.          OTHER INFORMATION


Items 1 through 5.

    None.

Item 6

    (a)  Exhibits

        3.1 Amended and Restated Agreement of Limited Partnership for FrontierVision Operating Partners, L.P.(3)
        3.2 Certificate of Limited Partnership for FrontierVision Operating Partners, L.P. (1)
        3.16    Agreement of Limited Partnership of Holdings. (3)
        3.17    Certificate of Limited Partnership of Holdings. (3)
        3.18 Certificate of Incorporation of FrontierVision Holdings Capital Corporation. (3)
        3.19    Bylaws of FrontierVision Holdings Capital Corporation. (3)
        4.1 Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P.,
                FrontierVision Capital Corporation and Colorado National Bank, as Trustee. (2)
        4.2 Indenture dated as of September 19, 1997, among FrontierVision Holdings, L.P., FrontierVision
                Holdings Capital Corporation and U.S. Bank National Association d/b/a Colorado National Bank, as
                Trustee. (3)
        27.7 Financial Data Schedule as of and for the six-month period ended June 30, 1998.
       _______________

       Footnote References
       (1) Incorporated by reference to the exhibits to FrontierVision Operating Partners, L.P.s Registration
              Statement on Form S-1, File No. 333-9535.
       (2) Incorporated by reference to the exhibits of FrontierVision Operating Partners, L.P.s Quarterly
              Report on Form 10-Q, for the quarter ended September 30, 1996, File No. 333-9535.
       (3) Incorporated by reference to the exhibits to the Registrants Registration Statement on Form S-4, File No. 333-36519.


    (b)  Reports on Form 8-K

       None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                            FRONTIERVISION HOLDINGS, L.P.

                                            By: FrontierVision Partners, L.P.,
                                                its general partner
                                            By: FVP GP, L.P., its general
                                                partner
                                            By: FrontierVision Inc., its general
                                                partner
                                            By: /s/  ALBERT D. FOSBENNER
                                            ____________________________
                                                Albert D. Fosbenner
                                                Vice President and Treasurer



Date:    August 13, 1998                    By: /s/  ALBERT D. FOSBENNER
                                            ____________________________
                                                Albert D. Fosbenner
                                                Vice President and Treasurer



                                            By: /s/  ALBERT D. FOSBENNER
                                            ____________________________
                                                Albert D. Fosbenner
                                                Vice President and Treasurer
                                                (Principal Accounting Officer)



                                     FRONTIERVISION HOLDINGS CAPITAL CORPORATION


Date:  August 13, 1998                      By: /s/  ALBERT D. FOSBENNER
                                            ____________________________
                                                Albert D. Fosbenner
                                                Vice President and Treasurer



                                            By: /s/  ALBERT D. FOSBENNER
                                            ____________________________
                                                Albert D. Fosbenner
                                                Vice President and Treasurer
                                                (Principal Accounting Officer)