Form 10-K/A
period 1998-12-31
FRONTIERVISION HOLDINGS LP; FRONTIERVISION HOLDINGS CAPITAL CORP
filed 1999-03-29
CIK 1045710, 1045708

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

Documents Incorporated by Reference:  None.

                                Explanatory Note:

The signature page to the Form 10-K filed on March 26, 1999, for FrontierVision Holdings, L.P. and FrontierVision Holdings Capital Corporation was inadvertently omitted. This amended Form 10-K/A filing contains only the signature page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 26, 1999.


                    FRONTIERVISION HOLDINGS, L.P.
                    By:      FrontierVision Partners, L.P., its general partner
                             By:     FVP GP, L.P., its general partner
                             By:     FrontierVision Inc., its general partner
                             By:     /s/ JAMES C. VAUGHN
                                     -------------------
                                     James C. Vaughn
                                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.


FRONTIERVISION HOLDINGS, L.P.

Signature                                   Title              Date

/s/ JAMES C. VAUGHN        President and Chief                 March 26, 1999
-------------------        Executive Officer
James C. Vaughn            (Principal Executive Officer)



/s/ JOHN S. KOO            Executive Vice President and        March 26, 1999
---------------            Chief Financial Officer (Principal
John S. Koo                Financial Officer)



/s/ ALBERT D. FOSBENNER    Vice President and Treasurer        March 26, 1999
-----------------------   (Principal Accounting Officer)
Albert D. Fosbenner



FRONTIERVISION HOLDINGS CAPITAL CORP.

/s/ JAMES C. VAUGHN        President and Chief                 March 26, 1999
-------------------        Executive Officer
James C. Vaughn            (Principal Executive Officer)



/s/ JOHN S. KOO            Executive Vice President and        March 26, 1999
---------------            Chief Financial Officer (Principal
John S. Koo                Financial Officer)



/s/ ALBERT D. FOSBENNER    Vice President and Treasurer        March 26, 1999
-----------------------   (Principal Accounting Officer)
Albert D. Fosbenner