Form 10-Q
period 1999-06-30
FRONTIERVISION HOLDINGS LP; FRONTIERVISION HOLDINGS CAPITAL CORP; FRONTIERVISION HOLDINGS CAPITAL II CORP
filed 1999-08-13
CIK 1045710, 1045708, 1079201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1999

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

                           Yes [x]**                            No [ ]

         Number of shares of common stock of FrontierVision Holdings Capital Corporation and FrontierVision Holdings Capital II Corporation outstanding as of August 13, 1999: 100 and 100, respectively.

* FrontierVision Holdings Capital Corporation and FrontierVision Holdings Capital II Corporation meet the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and are therefore filing with the reduced disclosure format.

** FrontierVision Holdings Capital II Corporation has been subject to the filing requirements of section 15(d) since April 22, 1999.

                          FRONTIERVISION HOLDINGS, L.P.
                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX


PART I.  Financial Information                                                                      PAGE

       Item 1.    Consolidated Financial Statements of FrontierVision Holdings,
                  L.P. and Subsidiaries....................................................................3
                  Notes to Consolidated Financial Statements...............................................7

                  Balance Sheet of FrontierVision Holdings Capital Corporation.............................17
                  Note to the Balance Sheet ...............................................................18

                  Balance Sheet of FrontierVision Holdings Capital II Corporation..........................19
                  Note to the Balance Sheet................................................................20

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.........................................21

PART II.          Other Information........................................................................30

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  In Thousands



                                                                            -------------------------------------
                                                                               June 30,            December 31,
                                                                                 1999                  1998
                                                                            ----------------       --------------
                                                                              (Unaudited)
                                   ASSETS
  Cash and cash equivalents                                                  $      6,266           $     5,091
  Accounts receivable, net of allowance for doubtful accounts
      of $825 and $666                                                             13,024                13,602
  Other receivables                                                                   560                   174
  Prepaid expenses and other                                                        3,407                 4,046
  Investment in cable television systems, net:
      Property and equipment                                                      363,434               342,754
      Franchise cost and other intangible assets                                  801,959               820,524
                                                                             ------------           -----------
         Total investment in cable television systems, net                      1,165,393             1,163,278
                                                                             ------------           -----------
  Deferred financing costs, net                                                    22,700                24,080
  Earnest money deposits                                                                -                   150
                                                                             ------------           -----------
         Total assets                                                        $  1,211,350           $ 1,210,421
                                                                             ============           ===========

                      LIABILITIES AND PARTNERS' CAPITAL
  Accounts payable                                                           $     11,250           $    18,233
  Accrued liabilities                                                              14,561                17,169
  Due to Adelphia                                                                  20,556                     -
  Subscriber prepayments and deposits                                               3,191                 3,312
  Accrued interest payable                                                          9,590                 9,547
  Deferred Income Taxes                                                            10,469                11,856
  Debt                                                                          1,142,826             1,121,142
                                                                             ------------           -----------
       Total liabilities                                                        1,212,443             1,181,259
                                                                             ------------           -----------

  Partners' capital:
      FrontierVision Partners, L.P.                                                (1,092)               29,133
      FrontierVision Holdings, LLC                                                     (1)                   29
                                                                             ------------           -----------
         Total partners' capital                                                   (1,093)               29,162
  Commitments
                                                                             ------------           -----------
         Total liabilities and partners' capital                             $  1,211,350           $ 1,210,421
                                                                             ============           ===========






          See accompanying notes to consolidated financial statements.

                  FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Thousands



                                               -----------------------------------------------------------------------
                                                For the Three     For the Three     For the Six        For the Six
                                                 Months Ended     Months Ended      Months Ended      Months Ended
                                                   June 30,         June 30,          June 30,          June 30,
                                                     1999             1998              1999              1998
                                               ---------------- ----------------- ---------------- ------------------


Revenue                                            $   74,296       $    59,776      $   146,713       $    113,595
Expenses:
    Operating expenses                                 40,657            30,396           78,550             58,089
    Corporate administrative expenses                   1,629             1,945            3,369              3,511
    Depreciation and amortization                      31,784            27,140           62,103             50,909
    Storm related costs                                     -                -                 -                705
                                                   ----------       -----------      -----------       ------------
        Total expenses                                 74,070            59,481          144,022            113,214
                                                   ----------       -----------      -----------       ------------
Operating income                                          226               295            2,691                381
Interest expense, net                                 (27,177)          (21,457)         (52,552)           (41,379)
Other expense                                           7,542                (2)           9,180                 (2)
                                                   ----------       -----------      -----------       ------------
Net loss before income tax benefit                    (19,409)          (21,164)         (40,681)           (41,000)
Income tax benefit                                        692                 -            1,387                  -
                                                   ----------       -----------      -----------       ------------
Net loss                                           $  (18,717)      $   (21,164)     $   (39,294)      $    (41,000)
                                                   ==========       ===========      ===========       ============

Net loss allocated to:
        FrontierVision Holdings, L.P.
            (General Partner)                      $  (18,698)      $   (21,142)     $   (39,255)      $    (40,959)
        FrontierVision Operating Partners, Inc.
            (Limited Partner)                             (19)              (22)             (39)               (41)
                                                   ----------       -----------      -----------       ------------
                                                   $  (18,717)      $   (21,164)     $   (39,294)      $    (41,000)
                                                   ==========       ===========      ===========       ============


















          See accompanying notes to consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  In Thousands



                                                      --------------------------------------------------------------
                                                         FrontierVision       FrontierVision
                                                         Partners, L.P.       Holdings, LLC
                                                       (General Partner)    (Limited Partner)          Total
                                                        ---------------      ---------------           -----
Balance, December 31, 1998                              $       29,133           $         29      $      29,162
     Net loss (Unaudited)                                      (39,255)                   (39)           (39,294)
     Capital contributions                                       9,030                      9              9,039
                                                         -------------           ------------      -------------
Balance, June 30, 1999                                  $       (1,092)          $         (1)     $      (1,093)
                                                        ==============           ============      =============




































          See accompanying notes to consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Thousands



                                                                           -----------------------------------------
                                                                              For the Six           For the Six
                                                                              Months Ended          Months Ended
                                                                                June 30,              June 30,
                                                                                  1999                  1998
                                                                           -------------------   -------------------

Cash Flows From Operating Activities:
      Net loss                                                                $ (39,294)             $ (41,000)
      Adjustments  to  reconcile  net  loss to net
          cash  flows  from  operating activities:
          Depreciation and amortization                                          62,103                 50,909
          Income tax benefit                                                     (1,387)                     -
          Gain on disposal of assets                                             (9,193)                     -
          Amortization of deferred debt issuance costs                            1,831                  1,305
          Accretion of interest on indebtedness                                  12,769                  9,363
          Changes in operating assets and liabilities, net of
              effect of acquisitions:
              Accounts receivable                                                (1,952)                   (78)
              Prepaid  expenses and other                                           713                    (56)
              Accounts payable, accrued liabilities and due to Adelphia          11,636                  7,768
              Subscriber prepayments and deposits                                  (116)                 1,393
              Accrued interest payable                                               43                    334
                                                                              ---------              ---------
                   Total adjustments                                             76,447                 70,938
                                                                              ---------              ---------
                   Net cash flows from operating activities                      37,153                 29,938
                                                                              ---------              ---------
Cash Flows From Investing Activities:
      Capital expenditures                                                      (46,930)               (23,274)
      Pending acquisition costs                                                       -                     (2)
      Cash paid for franchise costs                                                (388)                    (4)
      Earnest money deposits                                                          -                 (9,500)
      Proceeds from disposition of cable television assets                        5,228                      -
      Proceeds from disposition of real estate                                    1,470                      -
      Cash paid in acquisitions of cable television systems                     (12,861)               (68,758)
                                                                              ---------              ---------
                   Net cash flows from investing activities                     (53,481)              (101,538)
                                                                              ---------              ---------
Cash Flows From Financing Activities:
      Debt borrowings                                                            12,982                 78,000
      Debt payments                                                              (3,750)                     -
      Principal payments on capital lease obligations                              (317)                     -
      Increase in deferred financing fees                                           (64)                  (118)
      Offering costs related to Senior Subordinated Notes                           (22)                    (1)
      Offering costs related to Senior Discount Notes                              (365)                  (149)
      Partner capital contributions                                               9,039                      -
                                                                              ---------              ---------
                   Net cash flows from financing activities                      17,503                 77,732
                                                                              ---------              ---------
Net Increase in Cash and Cash Equivalents                                         1,175                  6,132
Cash and Cash Equivalents, beginning of period                                    5,091                  4,728
                                                                              ---------              ---------
Cash and Cash Equivalents, end of period                                      $   6,266              $  10,860
                                                                              =========              =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                  $  37,817              $  30,610
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

On June 1, 1999, Adelphia Communications Corporation loaned $9,039 to FVP to be used by FVOP to fund an asset exchange with Intermedia Partners, LP IV. This asset exchange was consummated on June 1, 1999. FVP contributed the $9,039 to Holdings as a capital contribution. Holdings in turn contributed this amount to FVOP as a capital contribution.

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

The following notes, insofar as they are applicable to the six months ended June 30, 1999, are not audited. In management's opinion, all adjustments considered necessary for a fair presentation of such financial statements are

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(1)      STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION (continued)

included and all such adjustments are of a normal and recurring nature. The results for the six-month period ended June 30, 1999 are not necessarily indicative of the results for the entire 1999 fiscal year.

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

New Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures of net investments in foreign operations. Although management of the Company has not completed its assessment of the impact of SFAS 133 on its consolidated results of operations and financial position, management estimates that the impact of SFAS 133 is not expected to be material.

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

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(3)      ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company has completed several acquisitions since its inception through June 30, 1999. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the respective dates of acquisition. Such allocations are subject to adjustments as final appraisal information is received by the Company. Amounts allocated to property and equipment and to intangible assets will be respectively depreciated and amortized, prospectively from the date of acquisition based upon remaining useful lives and amortization periods. The following table lists the transactions and the acquisition cost for each occurring in the most recent two years.

--------------------------------------------------------- ----------------------------- ------------------- ------------------
                   Predecessor Owner                      Primary Location of Systems     Date Acquired     Acquisition Cost (a)
                   -----------------                      ---------------------------     -------------     --------------------
TVC-Sumpter Limited Partnership and North Oakland Cablevision
         Partners Limited Partnership                               Michigan              March 6, 1998             $14,400
TCI Cablevision of Ohio, Inc.                                         Ohio                April 1, 1998             $10,000
New England Cablevision of Massachusetts, Inc. ("NECMA")         Massachusetts            April 3, 1998             $44,900
Ohio Cablevision Network, Inc. ("TCI-Bryan")                          Ohio                July 31, 1998             $37,400
Unity Cable Television, Inc.                                         Maine              September 30, 1998             $800
Appalachian Cablevision of Ohio                                       Ohio              September 1, 1998              $300
State Cable TV Corporation ("State")                          Maine, New Hampshire       October 23, 1998          $190,600
Paint Valley Cable                                                    Ohio               October 30, 1998            $1,900
CASCO                                                                Maine              November 30, 1998            $3,400
Intermedia Partners, LP IV                                          Kentucky               June 1, 1999             $13,700
---------------

(a) Acquisition cost represents the purchase price allocation between tangible and intangible assets including certain purchase accounting adjustments as of June 30, 1999.

The combined purchase price of certain of these acquisitions has been allocated to the acquired assets and liabilities as follows:

                                                ---------------------------------------
                                                  Acquisitions for    Acquisitions for
                                                   the six months     the six months
                                                    ended June 30,      ended June 30,
                                                       1999 (a)            1998 (a)
                                                      --------            --------
    Property and equipment                            $  4,675           $ 22,922
    Franchise costs and other intangible assets          9,622             62,096
                                                      --------           --------
         Subtotal                                       14,297             85,018
                                                      --------           --------
    Net working capital (deficit)                       (1,386)               523
    Deferred income taxes                                    -            (14,783)
    Less - earnest money deposits applied                  (50)            (2,000)
                                                      --------           --------
         Total cash paid for acquisitions             $ 12,861           $ 68,758
                                                      ========           ========


------------
(a) The combined purchase price includes certain purchase price adjustments for acquisitions consummated prior to the respective periods.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(3)      ACQUISITIONS AND DISPOSITIONS (continued)

The Company has reported the operating results of its acquired cable systems from the dates of their respective acquisition. Unaudited pro forma summarized operating results of the Company, assuming the Triax I, Cablevision, TCI-VT/NH, Cox-Central Ohio, NECMA, TCI-Bryan and State Cable acquisitions (the "Acquisitions") had been consummated on January 1, 1998, are as follows:

                                                          -------------------------------------------------
                                                                   Six Months Ended June 30, 1998
                                                          -------------------------------------------------
                                                            Historical                        Pro Forma
                                                             Results        Acquisitions       Results
                                                             -------        ------------       -------
Revenue                                                       $ 113,595        $  21,037        $ 134,632
Operating, selling, general and administrative expenses         (62,305)         (11,747)         (74,052)
Depreciation and amortization                                   (50,909)         (10,526)         (61,435)
                                                              ---------        ---------        ---------
Operating income (loss)                                             381           (1,236)            (855)
Interest and other expenses                                     (41,381)         (13,546)         (54,927)
                                                              ---------        ---------        ---------
Net loss                                                      $ (41,000)       $ (14,782)       $ (55,782)
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

Dispositions

On January 7, 1999, the Company sold certain cable television system assets located in the Southeast region to Helicon Partners I, LP for an aggregate sales price of approximately $5,200.

Asset Exchanges

On June 1, 1999, the Company exchanged five systems located in the Kentucky region for five systems owned by Intermedia Partners, LP IV. The Company received 16,600 subscribers, gave up 11,300 subscribers and transferred aggregate cash of approximately $13,300. The asset exchange was recorded at fair value and purchase accounting was applied. In connection with the asset exchange, the Company recognized a gain of $7,324.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


 (4)     DEBT

The Company's debt was comprised of the following:

                                                                                      -------------------------------
                                                                                        June 30,       December 31,
                                                                                          1999             1998
                                                                                          ----             ----
       Bank Credit Facility (a) --
        Revolving Credit Facility, interest based on various floating rate options
          (7.30% and 7.25% average at June 30, 1999 and December 31, 1998,
          respectively), payable monthly                                               $    175,000    $    172,000
        Term loans,  interest  based on various  floating  libor  rate  options
          (7.37% and 7.39% weighted average at June 30, 1999 and December 31, 1998,
          respectively), payable monthly                                                    494,375         498,125
       11% Senior Subordinated Notes due 2006 (b)                                           200,000         200,000
       11 7/8% Senior Discount Notes due 2007 (c)                                           262,301         249,532
       Other                                                                                    703               -
       Capital leases                                                                        10,447           1,485
                                                                                       ------------    ------------
            Total debt                                                                 $  1,142,826    $  1,121,142
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

         The indenture governing the Notes (the "Subordinated Notes Indenture") has certain restrictions on incurrence of indebtedness, distributions, mergers, asset sales and changes in control of the Company.

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

(d)      Interest Rate Protection Agreements

         In order to convert certain of the interest payable at variable rates under the Amended Credit Facility to interest at fixed rates, the Company entered into interest rate swap agreements for notional amounts totaling $187,500, and maturing between April 7, 1999 and November 15, 1999. According to these agreements, the Company pays or receives the difference between (1) an average fixed rate of 5.84% and (2) a floating rate of the three month libor applied to the same $187,500 notional amount every three months during the term of the interest rate swap agreement. On April 7, 1999, the Company terminated one of its interest rate swap agreements for a notional amount of $100,000 and entered into a new interest rate collar agreement for $100,000 maturing on April 8, 2002. There was no termination fee associated with this transaction.

         On January 8, 1999, the Company amended its collar interest rate swap agreement that it had entered into on April 8, 1998 for a notional amount of $100,000. The amended collar agreement matures on April 8, 2001. The collar agreement provides for different exchanges between the Company and the counterparty depending on the level of the floating one month LIBOR rate (5.24% at June 30, 1999). Such exchanges occur every month during the term of the collar agreement. The different exchanges are as follows:

         (1) When LIBOR is below 4.65%, the Company pays to the counterparty the difference between the fixed rate of 5.95% and the LIBOR rate, applied to the $100,000 notional amount;
         (2) When LIBOR is between 5.95% and 6.65%, the Company receives from the counterparty the difference between the fixed rate of 5.95% and LIBOR rate, applied to the $100,000 notional amount;
         (3) When LIBOR is in excess of 6.65% or between 5.95% and 4.65%, this collar agreement has no financial effect.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(4)      DEBT (continued)

         The Company terminated a previously existing collar agreement on June 21, 1999 for approximately $1,550. This cost is reflected in interest expense in the accompanying statement of operations.

         For the six months ended June 30, 1999 and 1998, the Company recognized an increase in interest expense of approximately $2,081 and $121, respectively, as a result of the interest rate swap agreements.

         Information concerning the Company's interest rate agreements at June 30, 1999 is as follows:

                                                                                                 Amount to be
                                                                         Notional                  paid upon
               Expiration date                                            amount                termination (a)
               ---------------                                            ------                ---------------
         November 15, 1999                                            $     65,000               $       178
         November 15, 1999                                                  22,500                       (28)
         April 8, 2001                                                     100,000                       189
         April 8, 2002                                                     100,000                       801
                                                                      ------------               -----------
                                                                      $    287,500               $     1,140
                                                                      ============               ===========

         (a) The estimated amount that the Company would pay to terminate the agreements on June 30, 1999. This amount takes into consideration current interest rates, the current creditworthiness of the counterparties and represents the fair value of the interest rate agreements.

The debt of the Company matures as follows:

             Year Ended December 31 --
             1999                                       $      7,394
             2000                                             25,278
             2001                                             34,575
             2002                                             44,575
             2003                                             55,825
             Thereafter                                      975,179
                                                        ------------
                                                        $  1,142,826
                                                        ============

(5)      FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair value due to the nature and length of maturity of the investments.

The estimated fair value of the Amended Credit Facility is based on floating market rates at June 30, 1999; therefore, there is no material difference in the fair market value and the carrying value of such debt instruments. The Notes have an aggregate principal amount of $200,000 with an 11% coupon rate. The fair value for the Notes at June 30, 1999 was $214,000. The Discount Notes have an aggregate principal amount at maturity of $328,948 with an 11 7/8% coupon. At June 30, 1999, the approximate fair value of the Company's Discount Notes was $286,185. The fair value of the Notes and Discount Notes is estimated based on Portal Market quotations of the issue.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands


(6)      COMMITMENTS AND CONTINGENCIES

The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennae are constructed. Rent expense for the six months ended June 30, 1999, and 1998 was $3,227, and $2,736, respectively.

Estimated future noncancelable lease payments under such lease obligations subsequent to June 30, 1999 are as follows:

               Year Ended December 31 --
               -------------------------
               1999                                $        632
               2000                                       1,193
               2001                                         893
               2002                                         618
               2003                                         425
               Thereafter                                   896
                                                   ------------
                                                   $      4,657
                                                   ============

Federal law, including the regulations and policies of the Federal Communications Commission ("FCC"), limit the ability of cable systems to raise rates for basic services and equipment. Until March 31, 1999, federal law also allowed the FCC to regulate the rates cable operators charged for certain non-basic cable services. Federal law allows local governmental regulation of rates for basic cable services and customer equipment except in communities that are subject to "effective competition," as defined by federal law. The FCC adopted detailed rate regulations, guidelines and rate forms that the Company and the local franchising authority must use in connection with the regulation of the Company's basic service and equipment rates. The FCC has comprehensive and restrictive regulations that allow the Company to modify its regulated basic rates on a quarterly or annual basis using various methodologies that account for changes in the number of regulated channels, inflation, and certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations. The FCC also has regulations designed to reduce the substantive and procedural burdens of rate regulation on qualified small cable systems, as defined by federal law. The regulatory benefits accruing to qualified small cable systems under certain circumstances remain effective even if such systems are subsequently acquired by a larger cable operator. Many of the Company's cable systems currently satisfy the FCC's small system eligibility criteria and are eligible to use the FCC's simplified rate methodology and procedures to justify cable service and equipment rates.

The Company's basic rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities. The Company believes that it has complied in all material respects with the rate regulation provisions of the federal law. However, the Company's rates for Regulated Services are subject to review by the appropriate franchise authority if it is certified by the FCC to regulate basic rates. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

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

(7)      YEAR 2000 COMPLIANCE

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


(8)      SALE OF COMPANY

On February 22, 1999, FVP entered into a definitive agreement with Adelphia Communications Corporation ("Adelphia") to sell all outstanding partnership interests of FVP in exchange for cash, the assumption of certain liabilities and 7 million shares of Adelphia Class A common stock. Subsequent to the definitive agreement, Adelphia assumed the liability for payment to the Company's programming vendors. The Company has continued to accrue programming costs at their existing contractual rates. This liability is reflected as an obligation to Adelphia and will be settled at the closing of the sale of FVP as a purchase price adjustment.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                                  BALANCE SHEET



                                                                                  -----------------------------------
                                                                                     June 30,         December 31,
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
                                                                                    ==========         ==========


                                   OWNER'S EQUITY

    Owner's equity:
          Common stock, par value $.01; 1,000 shares authorized;
             100 shares issued and outstanding                                      $        1         $        1
          Additional paid-in capital                                                        99                 99
                                                                                    ----------         ----------
              Total owner's equity                                                  $      100         $      100
                                                                                    ==========         ==========

























                     See note to accompanying balance sheet.

                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                      NOTE TO THE BALANCE SHEET (Unaudited)


FrontierVision Holdings Capital Corporation, a Delaware corporation ("Holdings Capital"), is a wholly owned subsidiary of FrontierVision Holdings, L.P. ("Holdings"), and was organized on August 22, 1997 for the sole purpose of acting as co-issuer with Holdings of $237.7 million aggregate principal amount at maturity of the 11 7/8% Senior Discount Notes. Holdings Capital had no operations from September 18, 1997 through June 30, 1999.

                 FRONTIERVISION HOLDINGS CAPITAL II CORPORATION
                                  BALANCE SHEET



                                                                               --------------------------------------
                                                                                   June 30,           December 31,
                                                                                     1999                 1998
                                                                               -----------------    -----------------
                                                                                 (Unaudited)
                                    ASSETS


Cash                                                                              $      1,000        $       1,000
                                                                                  ------------        -------------
            Total assets                                                          $      1,000        $       1,000
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

                 FRONTIERVISION HOLDINGS CAPITAL II CORPORATION
                      NOTE TO THE BALANCE SHEET (Unaudited)


FrontierVision Holdings Capital II Corporation, a Delaware corporation ("Holdings Capital II"), is a wholly owned subsidiary of FrontierVision Holdings, L.P. ("Holdings"), and was organized on December 2, 1998, for the sole purpose of acting as co-issuer with Holdings of $91.3 million aggregate principal amount at maturity of the 11 7/8% Senior Discount Notes, Series B. Holdings Capital II had no operations from inception through June 30, 1999.

PART I. FINANCIAL INFORMATION

Item 2. -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
           RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations as well as other sections of this Form 10-Q contain certain forward-looking statements. Our actual results could differ materially from those discussed herein and our current business plans may be altered in response to market conditions and other factors beyond our control. Important factors that could cause or contribute to such differences or changes include those discussed under "Risk Factors" in the Company's post-effective amendment no. 2 to Form S-4 filed April 2, 1999 (File No. 333-36519). Additionally, our investors' decision to sell their ownership interest in our company to Adelphia Communications Corporation may ultimately cause our business plan and results of operations to differ materially from our current business plan and expected future operating results.


Introduction

In this section, we explain the general financial condition and the results of operations for FrontierVision and its subsidiaries including what factors affect our business, what our revenues and expenses were for six months ended June 30, 1999 and 1998, why those revenues and expenses were different from the year before and how all of this effects our overall financial position.

We commenced operations in November, 1995 with the acquisition of certain cable television systems. Since that first acquisition, we have completed over 30 separate acquisitions and have grown to become one of the twenty largest multiple system operators in the United States, serving over approximately 710,200 subscribers as of June 30, 1999. Our systems are located in three primary operating clusters - New England, Ohio and Kentucky - with a fourth, smaller group of systems in the Southeast.

The following table summarizes our acquisitions through June 30, 1999:

                                                            --------------------------------------------------
                                                                                     Purchase       Basic
                                                                                     Price(1)    Subscribers
Predecessor Owner                                                  Date Acquired   (in millions) Acquired(2)
-----------------                                                  -------------   ------------- -----------
United Video Cablevision, Inc. ............................    November 9, 1995        $  120.8      87,400
Longfellow Cable Company, Inc. ............................   November 21, 1995             6.1       5,100
C4 Media Cable Southeast, Limited Partnership..............    February 1, 1996            47.6      40,400
Americable International Maine, Inc........................      March 29, 1996             4.8       3,350
Cox Communications.........................................       April 9, 1996           136.0      77,200
Phoenix Grassroots Cable Systems, LLC......................     August 29, 1996             9.3       7,400
Triax Southeast Associates, L.P............................     October 7, 1996            84.7      53,200
American Cable Entertainment of Kentucky-Indiana, Inc......     October 9, 1996           146.0      83,250
SRW, Inc.'s Penn/Ohio Cablevision, L.P.....................    October 31, 1996             3.8       3,225
SRW, Inc.'s Deep Creek Cable TV, L.P. .....................   December 23, 1996             3.0       2,175
Bluegrass Cable Partners, L.P..............................      March 20, 1997             9.9       7,225
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,
   Inc.....................................................      March 31, 1997             1.7       1,450
Milestone Communications of New York, L.P. ................      March 31, 1997             2.8       2,125
Triax Associates I, L.P....................................        May 30, 1997            34.5      20,700
Phoenix Front Row Cablevision .............................        May 30, 1997             6.8       5,250
PCI Incorporated...........................................     August 29, 1997            13.5       7,750
SRW, Inc.'s Blue Ridge Cable Systems, L.P.(3)..............   September 3, 1997             4.1       4,550
Harold's Home Furnishings, Inc.............................    October 31, 1997             1.5       1,480
A-R Cable Services - ME, Inc...............................    October 31, 1997            78.2      54,300
TCI Cablevision of Vermont, Inc. and Westmarc Development
    Joint Venture..........................................    December 2, 1997            34.5      22,100
Cox Communications, Inc....................................   December 19, 1997           203.0      85,400
TVC-Sumpter Linked Partnership and North Oakland Cablevision
    Partners  Limited Partnership .........................       March 6, 1998            14.2       8,100
TCI Cablevision of Ohio, Inc...............................       April 1, 1998            10.0       6,000
New England Cablevision of Massachusetts, Inc. ............       April 3, 1998            44.7      26,500
Ohio Cablevision Network, Inc..............................       July 31, 1998            38.0      19,700
Appalachian Cablevision of Ohio............................   September 1, 1998             0.3         280
Unity Cable Television, Inc................................  September 30, 1998             0.8         590
State Cable TV Corporation ................................    October 23, 1998           188.2      75,000
Paint Valley Cable Company, Inc............................    October 30, 1998             1.7       1,300
Casco Cable Television, Inc................................   November 30, 1998             3.2       2,185
Intermedia Partners, LP IV.................................        June 1, 1999            13.3       5,300

____________
(1) Represents the contract purchase price excluding working capital purchase adjustments and transaction costs.
(2) Includes 10,600 subscribers to systems that we sold in 1996.
(3) All systems were sold on January 7, 1999.

During the twelve months ended June 30, 1999, we completed seven acquisition transactions, acquiring a total of approximately 104,000 basic subscribers. These acquisitions significantly increased the size and scale of each of our three primary operating clusters. Our October 1998 acquisition of eight cable systems from State Cable TV Corporation added approximately 75,000 basic subscribers to our New England cluster in attractive communities directly contiguous to systems which we already owned in southern Maine and central New Hampshire. With the State Cable systems, we have grown to serve over 248,000 subscribers in our New England cluster and over 168,000 subscribers in four of the five largest cities in the state of Maine.

On January 7, 1999, we sold nine small cable television systems located in eastern Tennessee and western North Carolina which, in the aggregate, served approximately 4,400 basic subscribers.

On June 1, 1999, we completed the exchange of five of our systems located in northern Kentucky for five Intermedia systems located in communities near Lexington, Kentucky which are contiguous to other of our Kentucky systems. We paid approximately $13.3 million as consideration for approximately 5,300 customers we gained in the transaction.

Results of Operations

In this section, we discuss our earnings for the six months ended June 30, 1999 and 1998, the three months ended June 30, 1999 and 1998 and the factors affecting them. The three month period ended June 30, 1999, is the only period in which we operated all of our cable television systems, although certain systems were exchanged during the period and are reflected only for that portion of the period that we owned such systems.


The following table illustrates the our operating activities on a comparative basis:

                  Three Months Ended June 30, 1999 Compared to
                  Three Months Ended June 30, 1998 (Unaudited)

                                                          ---------------------------------------------------
                                                             Three Months Ended        Three Months Ended
                                                                June 30, 1999            June 30, 1998
                                                          ---------------------------------------------------
                                                                           % of                     % of
                                                              Amount     Revenue     Amount      Revenue
                                                              ------     -------     ------      -------
            In thousands
            Revenue...................................     $    74,296      100.0%   $    59,776     100.0%
            Expenses
                Operating expenses....................          40,657       54.7         30,396      50.8
                Corporate expenses....................           1,629        2.2          1,945       3.3
                Depreciation and amortization.........          31,784       42.8         27,140      45.4
                                                           -----------    -------    -----------   -------
                       Total expenses.................          74,070       99.7         59,481      99.5
                                                           -----------    -------    -----------   -------
            Operating income..........................             226        0.3            295       0.5
            Interest expense, net.....................         (27,177)     (36.6)       (21,457)    (35.9)
            Income tax benefit........................             692        0.9              -         -
            Other income (expense)....................           7,542       10.2             (2)        -
                                                           -----------    -------    -----------   -------
            Net loss..................................     $   (18,717)     (25.2)%  $   (21,164)    (35.4)%
                                                           ===========    =======    ===========   =======
            EBITDA                                         $    32,010       43.1%   $    27,435      45.9%
                                                           ===========    =======    ===========   =======
            Basic subscribers.........................         710,200                   610,800
            Premium units.............................         292,500                   265,400

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Increases in the amounts of revenue, operating expense and EBITDA are primarily attributable to acquisition activity during 1998, which increased our size from 610,800 basic subscribers at June 30, 1998 to 710,200 at June 30, 1999. Revenue increased 24.3%, or approximately $14.5 million, to approximately $74.3 million for the three months ended June 30, 1999 from approximately $59.8 million for the three months ended June 30, 1998. Revenue per subscriber, per month increased to $35.11 in the three months ended June 30, 1999 from $33.73 in the same period a year earlier, reflecting the acquisition of subscribers with higher rates, increased service rates and new service offerings. Operating expenses increased approximately 33.8% and corporate expenses decreased approximately 16.2%, respectively, for the three months ended June 30, 1999 from the three months ended June 30, 1998. The increase in the percentage of operating expenses to revenue was primarily attributable to relative increases in programming and personnel related costs and non-recurring marketing expenses and expenses related to Year 2000 issues. As a result of the previous discussion, the EBITDA margin decreased from 45.9% of revenue for the three months ended June 30, 1998 to 43.1% in 1999.

Depreciation and amortization expense increased 17.1% as a result of acquisition activity that occurred in 1998. Net interest expense increased to $27.2 million from $21.5 million primarily as a result of the higher weighted average drawings on our senior bank indebtedness and the termination of the collar agreement for $1.6 million.

Other income increased to $7.5 million in the three months ended June 30, 1999 from almost nothing in the corresponding period due to the Company's recognition of the gain attributable to the asset exchange with Intermedia on June 1, 1999.

The following table illustrates the Company's operating activities on a comparative basis:

                   Six Months Ended June 30, 1999 Compared to
                   Six Months Ended June 30, 1998 (Unaudited)

                                                          ---------------------------------------------------
                                                              Six Months Ended          Six Months Ended
                                                                June 30, 1999            June 30, 1998
                                                          ---------------------------------------------------
                                                                           % of                     % of
                                                              Amount     Revenue     Amount      Revenue
                                                              ------     -------     ------      -------
            In thousands
            Revenue...................................     $   146,713      100.0%   $   113,595     100.0%
            Expenses
                Operating expenses....................          78,550       53.6         58,794      51.7
                Corporate expenses....................           3,369        2.3          3,511       3.1
                Depreciation and amortization.........          62,103       42.3         50,909      44.8
                                                           -----------    -------    -----------   -------
                       Total expenses.................         144,022       98.2        113,214      99.6
                                                           -----------    -------    -----------   -------
            Operating income..........................           2,691        1.8            381       0.4
            Interest expense, net.....................         (52,552)     (35.8)       (41,379)    (36.4)
            Income tax benefit........................           1,387        0.9              -         -
            Other income (expense)....................           9,180        6.3             (2)        -
                                                           -----------    -------    -----------   -------
            Net loss..................................     $   (39,294)     (26.8)%  $   (41,000)    (36.0)%
                                                           ===========    =======    ===========   =======
            EBITDA                                         $    64,794       44.1%   $    51,290      45.2%
                                                           ===========    =======    ===========   =======
            Basic subscribers.........................         710,200                   610,800
            Premium units.............................         292,500                   265,400

Revenue increased 29.2%, or approximately $33.1 million, to approximately $146.7 million for the six months ended June 30, 1999 from approximately $113.6 million for the six months ended June 30, 1998. Revenue per subscriber, per month increased to $35.11 in the three months ended June 30, 1999 from $33.73 in the same period a year earlier, reflecting the acquisition of subscribers with higher rates, increased service rates and new service offerings. Operating expenses increased approximately 33.6% and corporate expenses decreased approximately 4.0%, respectively, for the six months ended June 30, 1999 from the six months ended June 30, 1998. The increase in the percentage of operating expenses to revenue was primarily attributable to relative increases in programming and personnel related costs and non-recurring marketing expenses and expenses related to Year 2000 issues. As a result of the previous discussion, EBITDA margin decreased from 45.2% for the six months ended June 30, 1998 to 44.1% for the six months ended June 30, 1999.

Depreciation and amortization increased 22.0% as a result of acquisition activity that occurred in 1998. Net interest expense increased to $52.6 million from $41.4 million primarily as a result of the higher weighted average drawings on the Company's senior bank indebtedness.

Other income increased to $9.2 million in the six months ended June 30, 1999 from almost nothing in the corresponding period due to the Company's recognition of the gain attributable to the asset exchange with Intermedia on June 1, 1999, the sale of cable television systems to Helicon on January 7, 1999 and the sale of certain real estate during the period.

Liquidity and Capital Resources

The cable television business generally requires substantial capital for the construction, maintenance and expansion of cable plant and distribution equipment. In addition, we have pursued selective acquisitions. Since our founding in 1995, our cash received from equity investments, bank borrowings and other debt issued by FrontierVision Operating Partners, L.P. (which we refer to as "FVOP") and FrontierVision Holdings, L.P. (which we refer to as "Holdings") has been sufficient to finance our acquisitions and, together with cash generated from operating activities, also has been sufficient to service our debt, provide sufficient working capital and fund required capital expenditures. We intend to continue to finance such debt service, working capital and capital expenditure requirements through a combination of cash from operations, indebtedness and equity capital sources. We believe that we will continue to generate cash and be able to obtain financing sufficient to meet such requirements. Our ability to meet our debt service and other obligations will depend upon our future performance which, in turn, is subject to general economic conditions and to financial, political, competitive, regulatory and other factors, many of which are beyond our control.

Amended Bank Credit Facility

Drawings on our amended bank credit facility, along with cash flow generated from operations and high yield debt financing, have been sufficient to finance capital improvement projects as well as acquisitions. We have adequately serviced our debt in accordance with the provisions of the amended bank credit facility from EBITDA of approximately $64.8 million generated by FVOP for the six months ended June 30, 1999.

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

At June 30, 1999, we had $175.0 million outstanding under the revolving credit facility, $244.4 million outstanding under the 7.75 year term loan and $250.0 million outstanding under the 8.25 year term loan. The weighted average interest rates at June 30, 1999 on the outstanding borrowings under the revolving credit facility were approximately 7.30%, and under the 7.75 year term loan and the
8.25 year term loan were approximately 7.31% and 7.43%, respectively. We have entered into interest rate protection agreements to hedge the underlying LIBOR rate exposure for $287.5 million of borrowings through November 1999 and October 2001. For the three months ended June 30, 1999, we recognized an increase to interest expense of approximately $2.1 million as a result of these interest rate swap agreements and the termination of the collar agreement.

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

The amended bank credit facility is secured by a pledge of all limited and general partnership interests in FVOP and in any of our restricted subsidiaries and a first priority lien on all the tangible and intangible assets of FVOP and each of its restricted subsidiaries. In addition, in the event of the occurrence and continuance of an event of default under the amended bank credit facility, the administrative agent is entitled to replace our general partner with its designee.

Holdings as the general partner of FVOP, guarantees the indebtedness under the amended bank credit facility on a limited recourse basis. The amended bank credit facility is also secured by a pledge of all limited and general partnership interests in FVOP and a first priority lien on all the assets of FVOP and its subsidiaries.

Senior Subordinated Notes

On October 7, 1996, FVOP issued $200.0 million aggregate principal amount of 11% senior subordinated notes due 2006. The notes mature on October 15, 2006 and bear interest at 11%, with interest payments due semiannually commencing on April 15, 1997. The notes are general unsecured obligations of FrontierVision and rank subordinate in right of payment to all existing and any future senior indebtedness. In anticipation of the issuance of the notes, we entered into deferred interest rate setting agreements to reduce the interest rate exposure related to the notes. The financial statement effect of these agreements will be to increase the effective interest rate which FrontierVision incurs over the life of the notes.

Senior Discount Notes, Series A

Holdings and FrontierVision Holdings Capital Corporation were formed for the purpose of acting as co-issuers of $237.7 million aggregate principal amount at maturity of 11 7/8% senior discount notes due 2007. FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests FVOP prior to the issuance of the discount notes on September 19, 1997 and as a result, FVOP and FrontierVision Capital Corporation are wholly-owned consolidated subsidiaries of Holdings. Holdings contributed the majority of the net proceeds of the discount notes, totaling approximately $142.3 million, to FVOP as a capital contribution.

Senior Discount Notes, Series B

Holdings and FrontierVision Holdings Capital II Corporation acted as co-issuers of $91.3 million aggregate principal amount at maturity of 11 7/8% senior discount notes due 2007, Series B. Holdings Capital II was formed for the purpose of acting as co-issuer on these discount notes. The discount notes were issued on December 2, 1998. Holdings contributed the majority of the net proceeds of approximately $72.8 million from the issuance of the discount notes to FVOP as a capital contribution.

Cash Flows From Operating Activities

Cash flows from operating activities for the six months ended June 30, 1999 were $37.2 million compared to $29.9 million for the six months ended June 30, 1998. The increase was primarily a result of cable television system operations acquired during 1998.

Cash Flows From Investing Activities

Investing cash flows were primarily used to fund capital expenditures and acquire cable television systems. Capital expenditures for the six months ended June 30, 1999 were approximately $46.9 million compared to approximately $23.3 million for the six months ended June 30, 1998. Capital expenditures primarily consisted of expenditures for the construction and expansion of cable plant and distribution equipment, and additional costs were incurred related to the expansion of customer service facilities. We invested approximately $68.8 million in acquisitions during the six months ended June 30, 1998 compared with $12.9 million in acquisitions during the six months ended June 30, 1999. We also received net proceeds from the disposition of assets of approximately $6.7 million for the six months ended June 30, 1999.

Cash Flows From Financing Activities

We financed acquisitions during the six months ended June 30, 1998 with borrowings under our senior bank indebtedness. An asset exchange and capital expenditures were financed with borrowings under our senior bank indebtedness for the six months ended June 30, 1999.

For the six months ended June 30, 1999, FVOP received approximately $9.0 million as a capital contribution. This amount represents the amount loaned to FrontierVision Partners, L.P. (which we refer to as "FVP") by Adelphia Communications Corporation as consideration for part of the asset exchange with Intermedia Partners, LP IV. This amount was contributed by FVP to Holdings. Holdings in turn contributed the amount to FVOP.

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

The following table illustrates the primary components of each of the Year 2000 effected mission critical business processes:

    ------------------------ ---------------------------------------- ----------------------------------
    Mission Critical
    Business Process         Description                              Significant Components
    ------------------------ ---------------------------------------- ----------------------------------
    Signal Delivery          Process of receiving a video signal from       Headend equipment
                             satellite or broadcast sources and             Plant infrastructure
                             transmitting that signal via fiber-optic and   Programming suppliers
                             co-axial cable to a customer's residence
                             or place of business.
    Franchise Services       The performance of tasks specifically          Local origination
                             required by local or national regulatory       Emergency broadcast
                             agencies.
    Service Delivery         The ongoing process of responding timely       Customer call center infrastructure
                             to customer service requests.                  Dispatch equipment
    Revenue Collection       The process of collecting customer billings    Subscriber management systems
                             and utilizing those cash receipts for          Cash management
                             necessary corporate purposes.

Since the task force was established, FrontierVision management has committed additional internal and external resources to address Year 2000 issues. During the third quarter of 1998, we engaged an external third-party Year 2000 consultant to review our informal task force's Year 2000 efforts to date and to produce a formal, written Year 2000 project plan. This plan provides a work schedule for us to address our Year 2000 Issues by December 31, 1999. Since that date, we have formally adopted a Year 2000 Compliance Plan, discussed in more detail below. We have entered into cooperative agreements with other multiple system operators to share pertinent assessment information.

We have established a Year 2000 team which currently consists of a part-time Project Manager and one full-time Project Administrator. The Year 2000 team also involves certain individuals in FrontierVision who are subject matter experts, for example, engineering and information technology. The Project Manager is accountable directly to our senior management team, who in turn is accountable to FrontierVision's general partner.

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

The inventory phase consists of a physical inventory of all susceptible business components within each mission critical business process. A physical inventory of the components used in certain of our mission critical business processes was initiated during 1998. We substantially completed the inventory phase of the mission critical items on January 31, 1999. We initiated random inventory verification audits during the last part of the second quarter of 1999. The inventory consisted of specifically identifying each component/system (both internal and external systems) of a mission critical business process. Internal systems include computer systems and related software (information technology systems) as well as systems and devices that manage the distribution of cable television service to customers (non information technology systems). External systems include our third party billing service provider and subscriber management system, banking partners (including cash management, lockbox providers and lenders) and programming providers.

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

We are also in the process of communicating with our significant suppliers and service providers of mission critical business processes to determine their position with regard to Year 2000 issues and evaluating the potential impact on FrontierVision if those third parties fail to remediate their own Year 2000 issues. We have received responses from or we have checked internet sites for approximately 56% of such significant suppliers and service providers; the majority of which are currently in their own assessment and remediation phases. Material relationships with third parties include utility companies (providing power to the cable plant), telephone companies (providing communication lines for use in customer contact, employee communications and in data transfer related to subscriber and billing management information systems) and programming and equipment vendors (providing the product distributed by FrontierVision as well as maintenance and construction materials).

Since the inventory phase was completed, the Year 2000 team has focused on assessing each business component's vulnerability to Year 2000 issues. The assessment phase requires management to attain a high degree of confidence that FrontierVision prevents Year 2000 problems with respect to components of mission critical business processes and minimize such problems in other non-critical areas, while controlling replacement costs. To ensure that the most at-risk components/systems are assessed first, the initial task in the assessment stage was the prioritization of each equipment/system in the project database. Items of inventory have been reviewed for Year 2000 compatibility first by cross-referencing the project database to materials received from vendors, industry groups and other multiple systems operations, second by contacting vendors as necessary and finally, by making an "in-house" determination of compatibility where no other information is available. The end product of the assessment phase for each item is the determination of whether a given component/system is to be replaced or upgraded or whether specific contingency plans are needed. The company substantially completed the assessment phase on June 15, 1999.

Approximately 95% of the total inventory components in our headends, plant infrastructure and customer service infrastructure have proven to have no date sensitive components. Of the remaining 5% subject to future investigation, we have completed assessments on 99% of the components and have determined that less than 9% of these to be non-compliant with respect to Year 2000 issues. The majority of these non-compliant items relate to information technology equipment. Upgrades are available to bring a majority of these information technology items into Year 2000 compliance.


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

As of August 6, 1999, our overall progress in the find and fix program for our mission critical systems as follows:

--------------------------------------------------------------------------------
                                Percentage Complete      Completion Date or
Phase                                of Phase          Expected Completion Date
--------------------------------------------------------------------------------
Inventory                              100%            January 31, 1999
Assessment                              99%            June 15, 1999
Remediation                             72%            November 30, 1999

The expected completion date set forth above for remediation is based on our current expectations. We are also dependent on our suppliers for timely fulfillment of purchase orders that will be made to replace non-compliant equipment and assistance in installations. In addition, the current remediation timetable does not allow for a significant amount of time for testing. Further delays in the assessment phase and/or delays in the purchasing and receipt of replacement equipment further reduces the time available for testing and places additional risk on the successful completion of the remediation phase. As a result, no assurances can be given as to whether each of the phases will be completed on schedule due to uncertainties which are inherent in the remediation of Year 2000 Issues.

To date, we have expended approximately $4,000,000 to replace components with Year 2000 issues. The majority of this amount relates to replacing certain advertising sales equipment. Based on the assessment results, we plan to spend an additional $200,000 in replacing equipment with known Year 2000 Issues. Furthermore, as of July 31, 1999, we have expended approximately $330,000 in third-party consulting fees and expect to spend an additional $25,000 in external fees in conjunction with the Year 2000 project team through December 31, 1999.

We have budgeted in excess of $1,000,000 in incremental capital expenditures for fiscal year 1999 to complete the Year 2000 compliance plan. At this point in time, these budgeted amounts appear to be sufficient to correct our Year 2000 issues.

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

PART II.          OTHER INFORMATION


Items 1 through 5.

    None.

Item 6

    (a)  Exhibits

        3.1 Amended and Restated Agreement of Limited Partnership for FrontierVision Operating Partners, L.P. (3)
        3.2 Certificate of Limited Partnership for FrontierVision Operating Partners, L.P. (1)
        3.16    Agreement of Limited Partnership of Holdings. (3)
        3.17    Certificate of Limited Partnership of Holdings. (3)
        3.18 Certificate of Incorporation of FrontierVision Holdings Capital Corporation. (3)
        3.19    Bylaws of FrontierVision Holdings Capital Corporation. (3)
        4.1 Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P., FrontierVision Capital
                Corporation and Colorado National Bank, as Trustee. (2)
        4.2 Indenture dated as of September 19, 1997, among FrontierVision Holdings, L.P., FrontierVision Holdings Capital Corporation and U.S. Bank National Association d/b/a Colorado National Bank, as Trustee. (3)
        4.3 Indenture dated as of December 9, 1998, among FrontierVision Holdings, L.P., FrontierVision Holdings Capital II Corporation and U.S. Bank National Association, as Trustee. (4)
        27.1 Financial Data Schedule as of and for the six-month period ended June 30, 1999.
       ---------------

       Footnote References
        (1) Incorporated by reference to the exhibits to FrontierVision Operating Partners, L.P.'s Registration Statement on Form S-1, File No. 333-9535.
        (2) Incorporated by reference to the exhibits of FrontierVision Operating Partners, L.P.'s Quarterly Report on Form 10-Q, for the quarter ended September 30, 1996, File No. 333-9535.
        (3) Incorporated by reference to the exhibits to the Registration Statement on Form S-4, File No. 333-36519. (4) Incorporated by reference to the exibits to the Registration Statement on Form S-4, File No. 333-75567.


    (b)  Reports on Form 8-K

         An Item 5 Form 8-K was filed on June 8, 1999 relating to Holdings' completion of an exchange offer.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                             FRONTIERVISION HOLDINGS, L.P.

                             By: FrontierVision Partners, L.P., its general partner,
                                    By:      FVP GP, L.P., its general partner
                                    By:      FrontierVision Inc., its general
                                             partner
                                    By:      /s/  ALBERT D. FOSBENNER
                                             --------------------------
                                             Albert D. Fosbenner
                                             Senior Vice President and Treasurer


Date:    August 13, 1999            By:      /s/  ALBERT D. FOSBENNER
                                             --------------------------
                                             Albert D. Fosbenner
                                             Senior Vice President and Treasurer


                             By:      /s/  ALBERT D. FOSBENNER
                                      --------------------------
                                      Albert D. Fosbenner
                                      Senior Vice President and Treasurer
                                      (Principal Accounting Officer)


                             FRONTIERVISION HOLDINGS CAPITAL CORPORATION


Date:  August 13, 1999       By:      /s/  ALBERT D. FOSBENNER
                                      ---------------------------
                                      Albert D. Fosbenner
                                      Senior Vice President and Treasurer


                             By:      /s/  ALBERT D. FOSBENNER
                                      ---------------------------
                                      Albert D. Fosbenner
                                      Senior Vice President and Treasurer
                                      (Principal Accounting Officer)


                             FRONTIERVISION HOLDINGS CAPITAL II CORPORATION


Date:  August 13, 1999       By:      /s/  ALBERT D. FOSBENNER
                                      ---------------------------
                                      Albert D. Fosbenner
                                      Senior Vice President and Treasurer


                             By:      /s/  ALBERT D. FOSBENNER
                                      ---------------------------
                                      Albert D. Fosbenner
                                      Senior Vice President and Treasurer
                                      (Principal Accounting Officer)