Form 10-Q
period 1999-09-30
FRONTIERVISION HOLDINGS LP; FRONTIERVISION HOLDINGS CAPITAL CORP; FRONTIERVISION HOLDINGS CAPITAL II CORP
filed 1999-11-15
CIK 1045710, 1045708, 1079201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the transition period from _________to_________

      Commission file numbers: 333-36519 and 333-36519-01 and 333-75567-01

                          FrontierVision Holdings, L.P.
                   FrontierVision Holdings Capital Corporation
                 FrontierVision Holdings Capital II Corporation
           (Exact names of Registrants as specified in their charters)

             Delaware                                    84-1432334
             Delaware                                    84-1432976
             Delaware                                    84-1481765
   (States or other jurisdiction          (IRS Employer Identification Numbers)
 of incorporation or organization)

                              One North Main Street
                           Coudersport, PA 16915-1141
                     (Address of principal (Zip Code)
                       executive offices)

                                 (814) 274-9830
              (Registrants' telephone number, including area code)

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                    Yes [x]                              No [ ]

         Number of shares of common stock of FrontierVision Holdings Capital Corporation and FrontierVision Holdings Capital II Corporation outstanding as of November 15, 1999: 100 and 100, respectively.



                          FRONTIERVISION HOLDINGS, L.P.
                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                                    FORM 10-Q


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX


PART I.  Financial Information                                                                      PAGE
       Item 1.    Consolidated Financial Statements of FrontierVision Holdings,
                  L.P. and Subsidiaries..............................................................3
                  Notes to Consolidated Financial Statements.........................................7

                  Balance Sheet of FrontierVision Holdings Capital Corporation......................16
                  Note to the Balance Sheet ........................................................17

                  Balance Sheet of FrontierVision Holdings Capital II Corporation...................18
                  Note to the Balance Sheet.........................................................19

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations..................................20

       Item 3.    Qualitative and Quantitative Disclosure About Market Risk.........................29


PART II.          Other Information.................................................................30


                                    PART I - FINANCIAL INFORMATION
                                    ITEM 1 - FINANCIAL STATEMENTS

                           FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                            In Thousands



                                                                          ------------------------------
                                                                            September 30, December 31,
                                                                                1999          1998
                                                                           -------------  -----------
                                                                             (Unaudited)
                                   ASSETS
Cable systems, at cost, net of accumulated depreciation and amortization
    Property, plant and equipment                                          $   370,666    $   342,754
    Intangible assets                                                          778,437        820,524
                                                                           -----------    -----------
       Total                                                                 1,149,103      1,163,278
                                                                           -----------    -----------
Cash and cash equivalents                                                           95          5,091
Earnest money deposits                                                            --              150
Subscriber receivables - net                                                    11,068         13,602
Prepaid expenses and other assets - net                                         27,133         28,300
                                                                           -----------    -----------
       Total assets                                                        $ 1,187,399    $ 1,210,421
                                                                           ===========    ===========

               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Subsidiary debt                                                            $   867,500    $   870,125
Parent debt                                                                    268,920        249,532
Other debt                                                                      10,994          1,485
Accounts payable                                                                 9,040         18,233
Subscriber advance payments and deposits                                         2,860          3,312
Accrued interest and other liabilities                                          33,633         26,716
Due to Adelphia                                                                 43,218           --
Deferred income taxes                                                            9,774         11,856
                                                                           -----------    -----------
     Total liabilities                                                       1,245,939      1,181,259
                                                                           -----------    -----------
Commitments and contingencies (Note 4)

Partners' capital (deficit):
    FrontierVision Partners, L.P.                                              (58,481)        29,133
    FrontierVision Holdings, LLC                                                   (59)            29
                                                                           -----------    -----------
       Total partners' capital (deficit)                                       (58,540)        29,162
                                                                           -----------    -----------
       Total liabilities and partners' capital (deficit)                   $ 1,187,399    $ 1,210,421
                                                                           ===========    ===========





                    See accompanying notes to consolidated financial statements.




                  FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Thousands



                                               -------------------------------------------------------------
                                                  For the Three   For the Three  For the Nine  For the Nine
                                                  Months Ended    Months Ended   Months Ended  Months Ended
                                                  September 30,   September 30,  September 30, September 30,
                                                      1999           1998            1999          1998
                                                  -------------- -------------- -------------- ------------


Revenue                                           $    74,319    $    61,964    $   221,032      $ 175,559
Expenses:
    Operating expenses                                 46,176         30,380        124,726         88,469
    Corporate administrative expenses                  19,144          1,561         22,513          5,072
    Depreciation and amortization                      44,473         25,429        106,576         76,338
    Storm related costs                                  --             --             --              705
                                                  -----------    -----------    -----------    -----------
        Total                                         109,793         57,370        253,815        170,584
                                                  -----------    -----------    -----------    -----------
Operating (loss) income                               (35,474)         4,594        (32,783)         4,975

Other (expense) income
     Interest expense, net                            (25,410)       (22,149)       (77,962)       (63,528)
     Other                                               (219)           (32)         8,961            (34)
                                                  -----------    -----------    -----------    -----------
         Total                                        (25,629)       (22,181)       (69,001)       (63,562)

Loss before income taxes                              (61,103)       (17,587)      (101,784)       (58,587)

Income tax benefit                                        695            674          2,082            674
                                                  -----------    -----------    -----------    -----------
Net loss                                          $   (60,408)   $   (16,913)   $   (99,702)   $   (57,913)
                                                  ===========    ===========    ===========    ===========
Net loss allocated to:
        FrontierVision Holdings, L.P.
            (General Partner)                     $   (60,347)   $   (16,897)   $   (99,602)   $   (57,856)
        FrontierVision Operating Partners, Inc.
            (Limited Partner)                             (61)           (16)          (100)           (57)
                                                  -----------    -----------    -----------    -----------
                                                  $   (60,408)   $   (16,913)   $   (99,702)   $   (57,913)
                                                  ===========    ===========    ===========    ===========









                    See accompanying notes to consolidated financial statements.


                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  In Thousands



                                                     ---------------------------------------------------------
                                                         FrontierVision       FrontierVision
                                                         Partners, L.P.       Holdings, LLC
                                                       (General Partner)    (Limited Partner)          Total

Balance, December 31, 1998                                $    29,133            $    29          $    29,162
     Net loss (Unaudited)                                     (99,602)              (100)             (99,702)
     Capital contributions                                     11,988                 12               12,000
                                                          -----------            -------          -----------
Balance, September 30, 1999                               $   (58,481)           $   (59)         $   (58,540)
                                                          ===========            =======          ===========

































                   See accompanying notes to consolidated financial statements.



                                      FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                                            STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                       In Thousands



                                                                           ------------------------------
                                                                            For the Nine    For the Nine
                                                                            Months Ended    Months Ended
                                                                            September 30,   September 30,
                                                                                 1999          1998
                                                                           --------------- --------------

Cash Flows Provided By Operating Activities:
      Net loss                                                              $   (99,702)   $   (57,913)
      Adjustments to reconcile net loss to net cash flows provided by operating activities:
          Depreciation and amortization                                         106,576         76,338
          Income tax benefit                                                     (2,082)          (674)
          Gain on disposal of assets                                             (9,193)          --
          Amortization of deferred debt issuance costs                            2,411          1,944
          Accretion of interest on indebtedness                                  19,388         14,127
          Changes in operating assets and liabilities, net of effect of acquisitions:
              Subscriber receivables                                               (407)        (1,506)
              Prepaid  expenses and other assets                                      9         (1,103)
              Accounts payable, accrued interest and other liabilities           41,721         12,068
                  and due to Adelphia
              Subscriber prepayments and deposits                                  (447)         1,190
                                                                            -----------    -----------
                   Net cash flows provided by operating activities               58,274         44,471
                                                                            -----------    -----------
Cash Flows Used For Investing Activities:
      Capital expenditures                                                      (75,120)       (39,396)
      Cash paid in acquisitions of cable television systems                     (12,436)      (107,825)
      Pending acquisition deposits and costs                                       (730)        (9,906)
      Proceeds from disposition of cable television assets                        5,228           --
      Proceeds from disposition of real estate                                    1,470           --
                                                                            -----------    -----------
                   Net cash flows used for investing activities                 (81,588)      (157,127)
                                                                            -----------    -----------
Cash Flows Provided By Financing Activities:
      Proceeds from debt                                                         13,229        118,000
      Repayment of debt                                                          (6,345)          --
      Costs associated with financing                                              (566)          (327)
      Partner capital contributions                                              12,000           --
                                                                            -----------    -----------
                   Net cash flows provided by financing activities               18,318        117,673
                                                                            -----------    -----------
Net (Decrease) Increase in Cash and Cash Equivalents                             (4,996)         5,017
Cash and Cash Equivalents, beginning of period                                    5,091          4,728
                                                                            -----------    -----------
Cash and Cash Equivalents, end of period                                    $        95    $     9,745
                                                                            ===========    ===========
Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                $    50,619    $    42,076
                                                                            ===========    ===========






                  See accompanying notes to consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(1)      STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

Organization and Capitalization

FrontierVision Holdings, L.P. ("Holdings" or the "Company"), wholly-owned by FrontierVision Partners, L.P., a Delaware limited partnership ("FVP"), is a Delaware limited partnership formed on September 3, 1997 for the purpose of acting as co-issuer with its wholly-owned subsidiary, FrontierVision Holdings Capital Corporation ("Holdings Capital"), of $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FrontierVision Operating Partners, L.P. ("FVOP") prior to the issuance of the Discount Notes on September 19, 1997 (the "Formation Transaction") and, as a result FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), are wholly-owned, consolidated subsidiaries of Holdings. The Formation Transaction was accounted for at predecessor cost. As used herein, the "Company" collectively refers to Holdings, Holdings Capital, Holdings Capital II, FrontierVision Operating Partners, Inc. ("FVOP Inc."), FVOP and Capital. The Company owns and operates cable television systems in three primary operating clusters - New England, Ohio and Kentucky - with a fourth, smaller group of cable television systems in the Southeast.

On June 1, 1999, Adelphia Communications Corporation ("Adelphia") loaned $12,000 to FVP to be used by FVOP to fund an asset exchange with Intermedia Partners, LP
IV. This asset exchange was consummated on June 1, 1999. FVP contributed the $12,000 to Holdings as a capital contribution. Holdings in turn contributed this amount to FVOP as a capital contribution.

On October 1, 1999, FVP completed its sale of all outstanding partnership interests of FVP to Adelphia in exchange for cash, the assumption of certain liabilities and 7.0 million shares of Adelphia Class A common stock. Subsequent to the Definitive Sale agreement that was entered into February 22, 1999, Adelphia assumed the liability for payment to the Company's programming vendors. The Company continued to accrue programming costs at their existing contractual rates. This liability of approximately $28,200 is reflected in the obligation to Adelphia and was settled at the closing of the sale of FVP as a purchase price adjustment. Adelphia advanced $15,000 to the Company to cover the majority of bonus, severance and deferred compensation payments of approximately $17,100. This liability is also reflected in the obligation to Adelphia and was settled at the closing of the sale of FVP as a purchase price adjustment. In addition, subsequent to the transaction, the Company's assets and liabilities will be adjusted for the effect of the difference from their historical cost and the purchase price. This difference could have a material impact on the operating results of the Company from increased depreciation and amortization expense.

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

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(1)      STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION (continued)

In management's opinion, all adjustments considered necessary for a fair presentation of such financial statements are included and all such adjustments are of a normal and recurring nature. The results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results for the entire 1999 fiscal year.

New Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures of net investments in foreign operations. Management of the Company has not completed its evaluation of the impact of SFAS 133 on the Company's financial statements.

Reclassifications

Certain amounts have been reclassified to conform to the presentation adopted in the current period.


(2)      ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company has completed several acquisitions since its inception through September 30, 1999. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the respective dates of acquisition. Such allocations are subject to adjustments as final appraisal information is received by the Company. Amounts allocated to property and equipment and to intangible assets will be respectively depreciated and amortized, prospectively from the date of acquisition based upon remaining useful lives and amortization periods. The following table lists the transactions and the acquisition cost for each occurring in the most recent two years.



                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(2)      ACQUISITIONS AND DISPOSITIONS (continued)

--------------------------------------------------------- ----------------------------- ------------------- ------------------
                   Predecessor Owner                      Primary Location of Systems     Date Acquired     Acquisition Cost
                                                                                                                   (a)
TVC-Sumpter   Limited   Partnership  and  North  Oakland
Cablevision Partners Limited Partnership                            Michigan              March 6, 1998             $14,400
TCI Cablevision of Ohio, Inc.                                         Ohio                April 1, 1998             $10,000
New England Cablevision of Massachusetts, Inc. ("NECMA")         Massachusetts            April 3, 1998             $44,900
Ohio Cablevision Network, Inc. ("TCI-Bryan")                          Ohio                July 31, 1998             $37,400
Unity Cable Television, Inc.                                         Maine              September 30, 1998             $800
Appalachian Cablevision of Ohio                                       Ohio              September 1, 1998              $300
State Cable TV Corporation ("State")                          Maine, New Hampshire       October 23, 1998          $190,400
Paint Valley Cable                                                    Ohio               October 30, 1998            $1,900
CASCO                                                                Maine              November 30, 1998            $3,400
Intermedia Partners, LP IV                                          Kentucky               June 1, 1999             $13,500
---------------


(a) Acquisition cost represents the purchase price allocation between tangible and intangible assets including certain purchase accounting adjustments as of September 30, 1999.


The combined purchase price of certain of these acquisitions has been allocated to the acquired assets and liabilities as follows:
                                                              ----------------------------------------
                                                                Acquisitions for    Acquisitions for
                                                                the Nine Months     the Nine Months
                                                              Ended September 30,        Ended
                                                                    1999 (a)         September 30,
                                                                                        1998 (a)
    Property, plant and equipment                                  $     4,481       $    40,679
    Intangible assets                                                    9,467            83,798
                                                                   -----------       -----------
         Subtotal                                                       13,948           124,477
                                                                   -----------       -----------
    Net working capital (deficit)                                       (1,462)              181
    Deferred income taxes                                                   -            (14,783)
    Less - earnest money deposits applied                                  (50)           (2,050)
                                                                   -----------       -----------
         Total cash paid for acquisitions                          $    12,436       $   107,825
                                                                   ===========       ===========


------------

(a) The combined purchase price includes certain purchase price adjustments for acquisitions consummated prior to the respective periods.

The Company has reported the operating results of its acquired cable systems from the dates of their respective acquisition. Unaudited pro forma summarized operating results of the Company, assuming the NECMA, TCI-Bryan and State Cable acquisitions (the "Acquisitions") had been consummated on January 1, 1998, are as follows:


                                                          -------------------------------------------------
                                                                Nine Months Ended September 30, 1998
                                                          -------------------------------------------------
                                                               Historical                        Pro Forma
                                                                Results         Acquisitions      Results
Revenue                                                       $ 175,559          $  29,872    $   205,431
Operating, selling, general and administrative expenses         (94,246)           (18,965)      (113,211)
Depreciation and amortization                                   (76,338)           (14,678)       (91,016)
                                                              ---------          ---------    -----------
Operating income (loss)                                           4,975             (3,771)         1,204
Interest and other expenses                                     (62,888)           (19,611)       (82,499)
                                                              ---------          ---------    -----------
Net loss                                                      $ (57,913)         $ (23,382)   $   (81,295)
                                                              =========          =========    ===========


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

Dispositions

On January 7, 1999, the Company sold certain cable television system assets located in the Southeast region to Helicon Partners I, LP for an aggregate sales price of approximately $5,200. A gain of approximately $1,600 was recognized as a result of the sale.

Asset Exchanges

On June 1, 1999, the Company exchanged five systems located in the Kentucky region for five systems owned by Intermedia Partners, LP IV. The Company received systems comprising of 16,600 subscribers, gave up systems comprising of 11,300 subscribers and transferred aggregate cash of approximately $13,300. The asset exchange was recorded at fair value and purchase accounting was applied. In connection with the asset exchange, the Company recognized a gain of $7,324.


(3)      DEBT

The Company's debt was comprised of the following:

                                                                                        -------------------------------
                                                                                         September 30,    December 31,
                                                                                             1999             1998
       Subsidiary Debt
         Bank Credit Facility (a) --
        Revolving Credit Facility, interest based on various floating rate options (7.43% and 7.25% average at September 30, 1999 and December
          31, 1998, respectively), payable monthly                                         $ 175,000        $ 172,000
         Term loans, interest based on various floating libor rate options
          (7.55% and 7.39% weighted average at September 30, 1999 and December
          31, 1998,
            respectively), payable monthly                                                   492,500          498,125
       11% Senior Subordinated Notes due 2006 (b)                                            200,000          200,000
                                                                                           ---------        ---------
                 Total                                                                     $ 867,500        $ 870,125
                                                                                           =========        =========
       Parent Debt
         11 7/8% Senior Discount Notes due 2007 (c)                                        $ 268,920        $ 249,532
                                                                                           ---------        ---------
                 Total                                                                     $ 268,920        $ 249,532
                                                                                           =========        =========
       Other Debt
         Other                                                                             $     503        $     --
         Capital leases                                                                       10,491            1,485
                                                                                           ---------        ---------
                 Total                                                                     $  10,994        $   1,485
                                                                                           =========        =========


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

         Subsequent to the acquistition of the Company by Adelphia on October 1, 1999, the lenders have waived the change of control provosion while all other significant terms or conditions of the Amended Credit Facility remained unchanged.

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

         The indenture governing the Notes (the "Subordinated Notes Indenture") has certain restrictions on incurrence of indebtedness, distributions, mergers, asset sales and changes in control of the Company. Upon a change of control of the Company, the holders of the Notes have the right to require the Company to purchase the outstanding notes at a price equal to 101% of the principal amount plus accrued and unpaid interest.

         Subsequent to the acquistition of the Company by Adelphia on October 1, 1999, the Company has made an offer to purchase the Notes at a price equal to 101% of the pricipal outstanding which expires November 30, 1999.

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

         The Discount Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after September 15, 2001, at redemption prices set forth in the indenture for the Discount Notes (the "Discount Notes Indenture"), plus any unpaid interest, if any, at the date of the redemption. The issuers may redeem, prior to September 15, 2001, up to 35% of the principal amount at maturity of the Discount Notes with the net cash proceeds received from one or more public equity offerings or strategic equity investments at the redemption prices set forth in the Discount Notes Indenture, plus any unpaid interest, if any, at the date of the redemption.

         The Discount Notes Indenture has certain restrictions on incurrence of indebtedness, distributions, mergers, asset sales and changes in control of Holdings. Upon a change of control of the Company, the holders of the Notes have the right to require the Company to purchase the outstanding notes at a price equal to 101% of the accreted value plus accrued and unpaid interest.

         Subsequent to the acquistition of the Company by Adelphia on October 1, 1999, Holdings has made an offer to purchase the Discount Notes at a price equal to 101% of the accreted value which expires December 3, 1999.

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

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(3)      DEBT (continued)

         On January 8, 1999, the Company amended its collar interest rate swap agreement that it had entered into on April 8, 1998 for a notional amount of $100,000. The amended collar agreement matures on April 8, 2001. The collar agreement provides for different exchanges between the Company and the counterparty depending on the level of the floating one month LIBOR rate (5.38% at September 30, 1999). Such exchanges occur every month during the term of the collar agreement. The different exchanges are as follows:

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

         For the nine months ended September 30, 1999 and 1998, the Company recognized an increase in interest expense of approximately $609 and $156, respectively, as a result of the interest rate swap agreements.

         Information concerning the Company's interest rate agreements at September 30, 1999 is as follows:


                                                                                                 Amount to be
                                                                         Notional            paid (received) upon
               Expiration date                                            amount                termination (a)
         November 15, 1999                                            $     65,000               $     53.8
         November 15, 1999                                                  22,500                    (10.4)
         April 8, 2001                                                     100,000                    513.2
         April 8, 2002                                                     100,000                      7.4
                                                                      ------------               ----------
                                                                      $    287,500               $    564.0
                                                                      ============               ==========

         (a) The estimated amount that the Company would pay to terminate the agreements on September 30, 1999. This amount takes into consideration current interest rates, the current creditworthiness of the counterparties and represents the fair value of the interest rate agreements.

The debt of the Company matures as follows:

             Year Ended December 31 --
             1999                                            $       5,519
             2000                                                   25,078
             2001                                                   34,575
             2002                                                   44,575
             2003                                                   55,825
             Thereafter                                            981,842
                                                             -------------
                                                             $   1,147,414
                                                             =============

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              Amounts In Thousands

(4)      COMMITMENTS AND CONTINGENCIES

The Company has annual commitments under lease agreements for office space, equipment, pole rental and land upon which certain of its towers and antennas are constructed. Rent expense for the nine months ended September 30, 1999, and 1998 was $5,162, and $4,172, respectively.

Estimated future noncancelable lease payments under such lease obligations subsequent to September 30, 1999 are as follows:

               Year Ended December 31 --
               1999                                          $        329
               2000                                                 1,152
               2001                                                   890
               2002                                                   635
               2003                                                   471
               Thereafter                                             899
                                                             -------------
                                                             $      4,376
                                                             =============
Federal law, including the regulations and policies of the Federal Communications Commission ("FCC"), limit the ability of cable systems to raise rates for basic services and equipment. Until March 31, 1999, federal law also allowed the FCC to regulate the rates cable operators charged for certain non-basic cable services. Federal law allows local governmental regulation of rates for basic cable services and customer equipment except in communities that are subject to "effective competition," as defined by federal law. The FCC adopted detailed rate regulations, guidelines and rate forms that the Company and the local franchising authority must use in connection with the regulation of the Company's basic service and equipment rates. The FCC has comprehensive and restrictive regulations that allow the Company to modify its regulated basic rates on a quarterly or annual basis using various methodologies that account for changes in the number of regulated channels, inflation, and certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations. The FCC also has regulations designed to reduce the substantive and procedural burdens of rate regulation on qualified small cable systems, as defined by federal law. The regulatory benefits accruing to qualified small cable systems under certain circumstances remain effective even if such systems are subsequently acquired by a larger cable operator. Many of the Company's cable systems currently satisfy the FCC's small system eligibility criteria and are eligible to use the FCC's simplified rate methodology and procedures to justify cable service and equipment rates.

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

(5)      YEAR 2000 COMPLIANCE

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

                                   PART I - FINANCIAL INFORMATION
                                   ITEM 1 - FINANCIAL STATEMENTS


                           FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                                          BALANCE SHEET



                                                            ----------------------------
                                                             September 30, December 31,
                                                                  1999         1998
                                                              ------------ -----------
                                   (Unaudited)
                                   ASSETS


Cash                                                           $    100   $    100
                                                               --------   --------
            Total assets                                       $    100   $    100
                                                               ========   ========


                               OWNER'S EQUITY

Owner's equity:
      Common stock, par value $.01; 1,000 shares authorized;
         100 shares issued and outstanding                     $      1   $      1
      Additional paid-in capital                                     99         99
                                                               --------   --------
          Total owner's equity                                 $    100   $    100
                                                               ========   ========

























                      See note to accompanying balance sheet.

                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                      NOTE TO THE BALANCE SHEET (Unaudited)


FrontierVision Holdings Capital Corporation, a Delaware corporation ("Holdings Capital"), is a wholly owned subsidiary of FrontierVision Holdings, L.P. ("Holdings"), and was organized on August 22, 1997 for the sole purpose of acting as co-issuer with Holdings of $237.7 million aggregate principal amount at maturity of the 11 7/8% Senior Discount Notes. Holdings Capital had no operations from September 18, 1997 through September 30, 1999.


                        FRONTIERVISION HOLDINGS CAPITAL II CORPORATION
                                           BALANCE SHEET



                                                              September 30, December 31,
                                                                  1999         1998
                                                              ------------ ------------
                                   (Unaudited)
                                    ASSETS


Cash                                                           $   1,000   $   1,000
                                                               ---------   ---------
            Total assets                                       $   1,000   $   1,000
                                                               =========   =========


                        LIABILITIES AND OWNER'S EQUITY

Owner's equity:
      Common stock, par value $.01; 1,000 shares authorized;
         100 shares issued and outstanding                     $      10   $      10
      Additional paid-in capital                                     990         990
                                                               ---------   ---------
          Total owner's equity                                     1,000       1,000
                                                               ---------   ---------
          Total liabilities and owner's equity                 $   1,000   $   1,000
                                                               =========   =========

























                    See accompanying note to the balance sheet.

                 FRONTIERVISION HOLDINGS CAPITAL II CORPORATION
                      NOTE TO THE BALANCE SHEET (Unaudited)


FrontierVision Holdings Capital II Corporation, a Delaware corporation ("Holdings Capital II"), is a wholly owned subsidiary of FrontierVision Holdings, L.P. ("Holdings"), and was organized on December 2, 1998, for the sole purpose of acting as co-issuer with Holdings of $91.3 million aggregate principal amount at maturity of the 11 7/8% Senior Discount Notes, Series B. Holdings Capital II had no operations from inception through September 30, 1999.

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


Introduction

On October 1, 1999, FVP completed its sale of all outstanding partnership interests of FVP to Adelphia Communication Corporation ("Adelphia") in exchange for cash, the assumption of certain liabilities and 7.0 million shares of Adelphia Class A common stock. The following discussion does not reflect potential changes in business plans associated with the sale.

In this section, we explain the general financial condition and the results of operations for FrontierVision and its subsidiaries including what factors affect our business, what our revenues and expenses were for the three and nine months ended September 30, 1999 and 1998, why those revenues and expenses were different from the year before and how all of this affects our overall financial position.

We commenced operations in November 1995 with the acquisition of certain cable television systems. Since that first acquisition, we have completed over 30 separate acquisitions and have grown to serve approximately 710,000 subscribers as of September 30, 1999. Our systems are located in three primary operating clusters - New England, Ohio and Kentucky - with a fourth, smaller group of systems in the Southeast.



The following table summarizes our acquisitions through September 30, 1999:

                                                          --------------------------------------------------
                                                                                     Purchase       Basic
                                                                                     Price(1)    Subscribers
Predecessor Owner                                               Date Acquired      (in millions) Acquired(2)
United Video Cablevision, Inc.                              November 9, 1995       $    120.8    87,400
Longfellow Cable Company, Inc.                              November 21, 1995             6.1     5,100
C4 Media Cable Southeast, Limited Partnership               February 1, 1996             47.6    40,400
Americable International Maine, Inc.                        March 29, 1996                4.8     3,350
Cox Communications                                          April 9, 1996               136.0    77,200
Phoenix Grassroots Cable Systems, LLC                       August 29, 1996               9.3     7,400
Triax Southeast Associates, L.P.                            October 7, 1996              84.7    53,200
American Cable Entertainment of Kentucky-Indiana, Inc.      October 9, 1996             146.0    83,250
SRW, Inc.'s Penn/Ohio Cablevision, L.P.                     October 31, 1996              3.8     3,225
SRW, Inc.'s Deep Creek Cable TV, L.P.                       December 23, 1996             3.0     2,175
Bluegrass Cable Partners, L.P.                              March 20, 1997                9.9     7,225
Clear Cable T.V., Inc. and B&G Cable T.V. Systems,Inc       March 31, 1997                1.7     1,450

Milestone Communications of New York, L.P.                  March 31, 1997                2.8     2,125
Triax Associates I, L.P.                                    May 30, 1997                 34.5    20,700
Phoenix Front Row Cablevision                               May 30, 1997                  6.8     5,250
PCI Incorporated                                            August 29, 1997              13.5     7,750
SRW, Inc.'s Blue Ridge Cable Systems, L.P. (3)              September 3, 1997             4.1     4,550
Harold's Home Furnishings, Inc.                             October 31, 1997              1.5     1,480
A-R Cable Services - ME, Inc.                               October 31, 1997             78.2    54,300
TCI Cablevision of Vermont, Inc. and Westmarc Development
    Joint Venture                                           December 2, 1997             34.5    22,100
Cox Communications, Inc.                                    December 19, 1997           203.0    85,400
TVC-Sumpter Linked Partnership and North Oakland
Cablevision Partners Limited Partnership                    March 6, 1998                14.2     8,100
TCI Cablevision of Ohio, Inc.                               April 1, 1998                10.0     6,000
New England Cablevision of Massachusetts, Inc.              April 3, 1998                44.7    26,500
Ohio Cablevision Network, Inc.                              July 31, 1998                38.0    19,700
Appalachian Cablevision of Ohio                             September 1, 1998             0.3       280
Unity Cable Television, Inc.                                September 30, 1998            0.8       590
State Cable TV Corporation                                  October 23, 1998            188.2    75,000
Paint Valley Cable Company, Inc.                            October 30, 1998              1.7     1,300
Casco Cable Television, Inc.                                November 30, 1998             3.2     2,185
Intermedia Partners, LP IV                                  June 1, 1999                 13.3     5,300
------------

(1) Represents the contract purchase price excluding working capital purchase adjustments and transaction costs.
(2) Includes 10,600 subscribers to systems that we sold in 1996.
(3) All systems were sold on January 7, 1999.

During the twelve months ended September 30, 1999, we completed four acquisition transactions, acquiring a total of approximately 83,800 basic subscribers. These acquisitions significantly increased the size and scale of each of our three primary operating clusters. Our October 1998 acquisition of eight cable systems from State Cable TV Corporation added approximately 75,000 basic subscribers to our New England cluster in attractive communities directly contiguous to systems which we already owned in southern Maine and central New Hampshire. With the State Cable systems, we have grown to serve over 248,000 subscribers in our New England cluster and over 168,000 subscribers in four of the five largest cities in the state of Maine.

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

Results of Operations

In this section, we discuss our earnings for the nine months ended September 30, 1999 and 1998, the three months ended September 30, 1999 and 1998 and the factors affecting them. The three month period ended September 30, 1999, is the only period in which we operated all of our cable television systems.


The following table illustrates our operating activities on a comparative basis:

Three Months Ended September 30, 1999 Compared to Three Months Ended
September 30, 1998 (Unaudited)

                                                          ---------------------------------------------------
                                                             Three Months Ended        Three Months Ended
                                                             September 30, 1999        September 30, 1998
                                                          ---------------------------------------------------
                                                                               % of                     % of
                                                                 Amount       Revenue     Amount      Revenue
            In thousands
            Revenues..................................         $  74,319      100.0%    $  61,964      100.0%
            Expenses
                Direct operating and programming......            46,176       62.1        30,380       49.0
                Corporate expenses and transaction costs          19,144       25.8         1,561        2.5
                Depreciation and amortization.........            44,473       59.8        25,429       41.1
                                                               ---------      -----     ---------      -----
                       Total expenses.................           109,793      147.7        57,370       92.6
                                                               ---------      -----     ---------      -----
            Operating (loss) income...................           (35,474)     (47.7)        4,594        7.4
            Interest expense, net.....................           (25,410)     (34.2)      (22,149)     (35.7)
            Income tax benefit........................               695        0.9           674        1.1
            Other expense.............................              (219)      (0.3)          (32)      (0.1)
                                                               ---------      -----     ---------      -----
            Net loss..................................         $ (60,408)     (81.3)%   $ (16,913)     (27.3)%
                                                               =========      =====     =========      =====


            Basic subscribers.........................           709,800                  630,200
            Premium units.............................           293,500                  261,000


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Increases in the amounts of revenue and operating expenses are primarily attributable to acquisition activity during 1998, which increased our size from 630,200 basic subscribers at September 30, 1998 to 709,800 at September 30, 1999. Revenue increased 19.9%, or approximately $12.4 million, to approximately $74.3 million for the three months ended September 30, 1999 from approximately $62.0 million for the three months ended September 30, 1998. Revenue per subscriber, per month increased to $34.74 in the three months ended September 30, 1999 from $33.29 in the same period a year earlier, reflecting the acquisition of subscribers with higher rates, increased service rates and new service offerings. Operating expenses increased approximately 52.0% and corporate expenses increased approximately 1,126.4%, respectively, for the three months ended September 30, 1999 from the three months ended September 30, 1998. The increase in the percentage of operating expenses to revenue was primarily attributable to relative increases in programming and personnel related costs and marketing expenses and expenses related to Year 2000 issues. The increase in the percentage of corporate expenses to revenue was primarily attributable to $17.1 million of bonus, severance and deferred compensation payments related to the sale of the Company to Adelphia.

Depreciation and amortization expense increased 74.9% as a result of acquisition activity that occurred in 1998. Net interest expense increased to $25.4 million from $22.1 million primarily as a result of the higher weighted average drawings on our senior bank indebtedness and the termination of the collar agreement for $1.5 million.


The following table illustrates the Company's operating activities on a comparative basis:

Nine Months Ended September 30, 1999 Compared to Nine Months Ended
September 30, 1998 (Unaudited)

                                                          ---------------------------------------------------
                                                              Nine Months Ended        Nine Months Ended
                                                             September 30, 1999        September 30, 1998
                                                          ---------------------------------------------------
                                                                           % of                     % of
                                                             Amount       Revenue     Amount      Revenue
            In thousands
            Revenues..................................         $ 221,032      100.0%    $ 175,559      100.0%
            Expenses
                Direct operating and programming......           124,726       56.4        89,174       50.8
                Corporate expenses and transaction costs          22,513       10.2         5,072        2.9
                Depreciation and amortization.........           106,576       48.2        76,338       43.5
                                                               ---------      -----     ---------      -----
                       Total expenses.................           253,815      114.8       170,584       97.2
                                                               ---------      -----     ---------      -----
            Operating (loss) income...................           (32,783)     (14.8)        4,975        2.8
            Interest expense, net.....................           (77,962)     (35.3)      (63,528)     (36.2)
            Income tax benefit........................             2,082        0.9           674        0.4
            Other income (expense)....................             8,961        4.1           (34)       0.0
                                                               ---------      -----     ---------      -----
            Net loss..................................         $ (99,702)     (45.1)%   $ (57,913)     (33.0)%
                                                               =========      =====     =========      =====

            Basic subscribers.........................           709,800                  630,200
            Premium units.............................           293,600                  261,000



Revenue increased 25.9%, or approximately $45.5 million, to approximately $221.0 million for the nine months ended September 30, 1999 from approximately $175.6 million for the nine months ended September 30, 1998. Revenue per subscriber, per month increased to $34.74 in the three months ended September 30, 1999 from $33.29 in the same period a year earlier, reflecting the acquisition of subscribers with higher rates, increased service rates and new service offerings. Operating expenses increased approximately 39.9% and corporate expenses increased approximately 343.9%, respectively, for the nine months ended September 30, 1999 from the nine months ended September 30, 1998. The increase in the percentage of operating expenses to revenue was primarily attributable to relative increases in programming and personnel related costs and marketing expenses and expenses related to Year 2000 issues. The increase in the percentage of corporate expenses to revenue was primarily attributable to $17.1 million of bonus, severance and deferred compensation payments related to the sale of the Company to Adelphia.

Depreciation and amortization increased 39.6% as a result of acquisition activity that occurred in 1998. Net interest expense increased to $78.0 million from $63.5 million primarily as a result of the higher weighted average drawings on the Company's senior bank indebtedness.

Other income increased to $9.0 million in the nine months ended September 30, 1999 compared to an immaterial expense in the corresponding period due to the Company's recognition of gains attributable to the asset exchange with Intermedia on June 1, 1999, the sale of cable television systems to Helicon on January 7, 1999 and the sale of certain real estate during the period.


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

At September 30, 1999, we had $175.0 million outstanding under the revolving credit facility, $242.5 million outstanding under the 7.75 year term loan and $250.0 million outstanding under the 8.25 year term loan. The weighted average interest rates at September 30, 1999 on the outstanding borrowings under the revolving credit facility were approximately 7.43%, and under the 7.75 year term loan and the 8.25 year term loan were approximately 7.42% and 7.55%, respectively. We have entered into interest rate protection agreements to hedge the underlying LIBOR rate exposure for $287.5 million of borrowings through November 1999 and October 2001. For the nine months ended September 30, 1999, we recognized an increase to interest expense of approximately $0.6 million as a result of these interest rate swap agreements.

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

Cash Flows From Operating Activities

Cash flows from operating activities for the nine months ended September 30, 1999 were $58.3 million compared to $44.5 million for the nine months ended September 30, 1998. The increase was primarily a result of cable television system operations acquired during 1998 and due to increases in amounts due to Adelphia.

Cash Flows From Investing Activities

Investing cash flows were primarily used to fund capital expenditures and acquire cable television systems. Capital expenditures for the nine months ended September 30, 1999 were approximately $75.1 million compared to approximately $39.4 million for the nine months ended September 30, 1998. Capital expenditures primarily consisted of expenditures for the construction and expansion of cable plant and distribution equipment, and additional costs were incurred related to the expansion of customer service facilities. We invested approximately $12.4 million in acquisitions during the nine months ended September 30, 1999 compared with $107.8 million in acquisitions during the nine months ended September 30, 1998. We also received net proceeds from the disposition of assets of approximately $6.7 million for the nine months ended September 30, 1999.

Cash Flows From Financing Activities

We financed acquisitions during the nine months ended September 30, 1998 primarily with borrowings under our senior bank indebtedness. The asset exchange and 1999 capital expenditures were primarily financed with borrowings under our senior bank indebtedness for the nine months ended September 30, 1999.

For the nine months ended September 30, 1999, FVOP received approximately $12.0 million as a capital contribution. This amount represents the amount loaned to FrontierVision Partners, L.P. (which we refer to as "FVP") by Adelphia as consideration for part of the asset exchange with Intermedia Partners, LP IV. This amount was contributed by FVP to Holdings. Holdings in turn contributed the amount to FVOP.

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

The following table illustrates the primary components of each of the Year 2000 affected mission critical business processes:


------------------------- ------------------------------------------- ------------------------------------------
Mission Critical
Business Process          Description                                 Significant Components
------------------------- ------------------------------------------- ------------------------------------------
Signal Delivery           Process of receiving a video signal from    Headend equipment
                          satellite or broadcast sources and          Plant infrastructure
                          transmitting that signal via fiber-optic    Programming suppliers
                          and co-axial cable to a customer's
                          residence or place of business.

Franchise Services        The performance of tasks                    Local origination
                          specifically  required                      Emergency broadcast
                          by local or national regulatory
                          agencies.

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

We have established a Year 2000 team which currently consists of a full-time Project Manager. The Year 2000 team also involves certain individuals in Adelphia who are subject matter experts, for example, engineering and information technology. The Project Manager is accountable directly to Adelphia's senior management team.

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

We are also in the process of communicating with our significant suppliers and service providers of mission critical business processes to determine their position with regard to Year 2000 issues and evaluating the potential impact on FrontierVision if those third parties fail to remediate their own Year 2000 issues. We have received responses from or we have checked internet sites for approximately 99% of such significant suppliers and service providers; the majority of which are currently in their own assessment and remediation phases. Material relationships with third parties include utility companies (providing power to the cable plant), telephone companies (providing communication lines for use in customer contact, employee communications and in data transfer related to subscriber and billing management information systems) and programming and equipment vendors (providing the product distributed by FrontierVision as well as maintenance and construction materials).

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

Approximately 95% of the total inventory components in our headends, plant infrastructure and customer service infrastructure have proven to have no date sensitive components. Of the remaining 5% subject to future investigation, we have completed assessments on 100% of the components and have determined that less than 9% of these to be non-compliant with respect to Year 2000 issues. The majority of these non-compliant items relate to information technology equipment. Upgrades are available to bring a majority of these information technology items into Year 2000 compliance.


After the assessment phase is completed for a given component and the component is found to have a Year 2000 issue, the remediation phase begins. The remediation phase includes the following activities

-        A decision is made as to the optimal remedy of the Year 2000 issue.

-        A purchase order is placed for the new component or upgrade.

- Based upon the expected delivery date, the appropriate resources are scheduled to complete the implementation.

- After the new component is implemented, dependent testing occurs to verify that remediations do not introduce new Year 2000 problems.

If remediation is determined to be impossible with respect to a business component, the Year 2000 team will create an appropriate contingency plan.


As of November 1, 1999, our overall progress in the find and fix program for our mission critical systems as follows:
           ----------------------------- ------------------------ --------------------------
                                         Percentage Complete      Completion Date or
           Phase                                of Phase          Expected Completion Date
           ----------------------------- ------------------------ --------------------------
           Inventory                              100%            January 31, 1999
           Assessment                             100%            June 15, 1999
           Remediation                             99%            November 30, 1999


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

To date, we have expended approximately $4,050,000 to replace components with Year 2000 issues. The majority of this amount relates to replacing certain advertising sales equipment. Based on the assessment results, we plan to spend an additional $200,000 in replacing equipment with known Year 2000 Issues. Furthermore, as of September 30, 1999, we have expended approximately $380,000 in third-party consulting fees and expect to spend an additional $10,000 in external fees in conjunction with the Year 2000 project team through December 31, 1999.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information regarding the fair value of our interest rate exchange agreements at September 30, 1999 and net payments pursuant to such agreements for the nine months ended September 30, 1999 are disclosed in Note 3 to the accompanying unaudited financial statements. The fair value on fixed rate debt declined approximately $57.0 million during the nine months ended September 30, 1999 compared to December 31, 1998. Principal outstanding on variable rate debt declined approximately $3.0 million during the nine months ended September 30, 1999 compared to December 31, 1998. See Note 3 in the accompanying unaudited financial statements for further information.

PART II.          OTHER INFORMATION


Items 1 through 5.

    None.

Item 6


    (a)  Exhibits
        3.1     Amended and Restated Agreement of Limited Partnership for FrontierVision Operating Partners, L.P. (3)
        3.2     Certificate of Limited Partnership for FrontierVision Operating Partners, L.P. (1)
        3.16    Agreement of Limited Partnership of Holdings. (3)
        3.17    Certificate of Limited Partnership of Holdings. (3)
        3.18    Certificate of Incorporation of FrontierVision Holdings Capital Corporation. (3)
        3.19    Bylaws of FrontierVision Holdings Capital Corporation. (3)
        4.1     Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P., FrontierVision Capital
                Corporation and Colorado National Bank, as Trustee. (2)
        4.2     Indenture dated as of September 19, 1997, among FrontierVision
                Holdings, L.P., FrontierVision Holdings Capital Corporation and
                U.S. Bank National Association d/b/a Colorado National Bank, as
                Trustee. (3)
        4.3     Indenture dated as of December 9, 1998, among FrontierVision Holdings, L.P., FrontierVision Holdings Capital II
                Corporation and U.S. Bank National Association, as Trustee. (4)
        27.1    Financial Data Schedule as of and for the nine-month period ended
                September 30, 1999. (filed herewith)
       ---------------

       Footnote References
       (1) Incorporated by reference to the exhibits to FrontierVision Operating Partners, L.P.'s Registration Statement on Form S-1, File No. 333-9535.
       (2) Incorporated by reference to the exhibits of FrontierVision Operating Partners, L.P.'s Quarterly Report on Form 10-Q, for the quarter ended September 30, 1996, File No. 333-9535.
       (3) Incorporated by reference to the exhibits to the Registration Statement on Form S-4, File No. 333-36519.
       (4) Incorporated by reference to the exhibits to the Registration Statement on Form S-4, File No. 333-75567.


    (b)  Reports on Form 8-K

       An Item 5 Form 8-K was filed on October 15, 1999 relating to Adelphia's purchase of FrontierVision Partners, L.P.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                    FRONTIERVISION HOLDINGS, L.P.

                                    By:  FrontierVision Partners, L.P.,
                                          its general partner
                                    By:  Adelphia GP Holdings, L.L.C., its
                                          general partner
                                    By:  ACC Operations, Inc., its sole member
Date:  November 15, 1999            By:  /s/  Timothy J. Rigas
                                         Timothy J. Rigas
                                         Executive Vice President, Chief
                                         Financial Officer, Chief Accounting
                                         Officer, and Treasurer



                                    FRONTIERVISION HOLDINGS CAPITAL CORPORATION

Date:  November 15, 1999            By:  /s/  Timothy J. Rigas
                                         Timothy J. Rigas
                                         Executive Vice President, Chief
                                         Financial Officer,
                                         Chief Accounting Officer, and Treasurer


                                    FRONTIERVISION HOLDINGS CAPITAL II
                                     CORPORATION

Date November 15, 1999              By:  /s/  Timothy J. Rigas
                                         Timothy J. Rigas
                                         Executive Vice President, Chief
                                         Financial Officer,
                                         Chief Accounting Officer, and Treasurer