Form 10-Q
period 2000-06-30
FRONTIERVISION HOLDINGS LP; FRONTIERVISION HOLDINGS CAPITAL CORP; FRONTIERVISION HOLDINGS CAPITAL II CORP
filed 2000-08-14
CIK 1045710, 1045708, 1079201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000

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

                Yes [x]                              No [ ]

         Number of shares of common stock of FrontierVision Holdings Capital Corporation and FrontierVision Holdings Capital II Corporation outstanding as of August 14, 2000: 100 and 1,000, respectively.

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

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                              PAGE
                                                                                                            ----
Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1999 and June 30, 2000........................... 3

       Condensed Consolidated Statements of Operations - Three and Six Months
            Ended June 30, 1999 and 2000..................................................................... 4

       Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 1999 and 2000............. 5

       Notes to Condensed Consolidated Financial Statements.................................................. 6

       Balance Sheets of FrontierVision Holdings Capital Corporation -
            December 31, 1999 and June 30, 2000.............................................................. 9

       Note to Balance Sheets .............................................................................. 10

       Balance Sheets of FrontierVision Holdings Capital II Corporation -
            December 31, 1999 and June 30, 2000............................................................. 11

       Note to Balance Sheets............................................................................... 12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............. 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................... 18


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................................. 19

Item 2.  Changes in Securities and Use of Proceeds.......................................................... 19

Item 3.  Defaults Upon Senior Securities.................................................................... 19

Item 4.  Submission of Matters to a Vote of Security Holders................................................ 19

Item 5.  Other Information.................................................................................. 19

Item 6.  Exhibits and Reports on Form 8-K................................................................... 19

SIGNATURES    .............................................................................................. 20

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (Dollars in thousands)

                                                                               December 31,          June 30,
                                                                                   1999                2000
                                                                            ------------------  ------------------
  ASSETS:

  Cable systems, at cost, net of accumulated depreciation and amortization:
      Property, plant and equipment                                         $        407,554    $        440,763
      Intangible assets                                                            1,764,221           1,737,137
                                                                            ------------------  ------------------
         Total                                                                     2,171,775           2,177,900

  Cash and cash equivalents                                                            7,412               6,900
  Subscriber receivables - net                                                        13,800              15,033
  Prepaid expenses and other assets - net                                             28,118              28,188
                                                                            ------------------  ------------------
         Total assets                                                       $      2,221,105    $      2,228,021
                                                                            ==================  ==================

  LIABILITIES AND PARTNERS' EQUITY:

  Subsidiary debt                                                           $        874,522    $        862,567
  Parent debt                                                                        284,501             298,361
  Other debt                                                                          10,173              12,400
  Accounts payable                                                                    34,871              27,676
  Subscriber advance payments and deposits                                             8,404              10,076
  Accrued interest and other liabilities                                              23,790              30,479
  Deferred income taxes                                                               10,045              10,785
                                                                            ------------------  ------------------
         Total liabilities                                                  $      1,246,306    $      1,252,344
                                                                            ------------------  ------------------

  Commitments and contingencies (Note 6)

  Partners' equity:
      FrontierVision Partners, L.P.                                                  973,824             974,701
      FrontierVision Holdings, L.L.C.                                                    975                 976
                                                                            ------------------  ------------------
         Total partners' equity                                                      974,799             975,677
                                                                            ------------------  ------------------
         Total liabilities and partners' equity                             $      2,221,105    $      2,228,021
                                                                            ==================  ==================


                                       See notes to condensed consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (Dollars in thousands)

                                                  Old Holdings      New Holdings      Old Holdings      New Holdings
                                                ----------------  ----------------  ----------------  ----------------
                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                ----------------------------------  ----------------------------------
                                                      1999              2000              1999              2000
                                                ----------------  ----------------  ----------------  ----------------


Revenues                                        $       74,296    $       78,576    $      146,713    $      153,413
                                                ----------------  ----------------  ----------------  ----------------
Operating Expenses:
    Direct operating and programming                    27,996            28,259            54,924            54,573
    Selling, general and administrative                 14,290            12,839            26,995            25,022
    Depreciation and amortization                       32,714            24,364            63,934            48,290
                                                ----------------  ----------------  ----------------  ----------------
        Total                                           75,000            65,462           145,853           127,885
                                                ----------------  ----------------  ----------------  ----------------

Operating (loss) income                                   (704)           13,114               860            25,528

Other (expense) income:
     Interest expense - net                            (26,247)          (26,181)          (50,721)          (52,446)
     Other                                               7,542                --             9,180                --
                                                ----------------  ----------------  ----------------  ----------------
         Total                                         (18,705)          (26,181)          (41,541)          (52,446)

Loss before income taxes                               (19,409)          (13,067)          (40,681)          (26,918)

Income tax benefit (expense)                               692              (379)            1,387              (740)
                                                ----------------  ----------------  ----------------  ----------------

Net loss                                        $      (18,717)   $      (13,446)   $      (39,294)   $      (27,658)
                                                ================  ================  ================  ================



                                       See notes to condensed consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                                 Old Holdings            New Holdings
                                                                              ------------------      ------------------
                                                                                  Six Months              Six Months
                                                                                    Ended                   Ended
                                                                                   June 30,                June 30,
                                                                                     1999                    2000
                                                                              ------------------      ------------------
Cash flows from operating activities:
      Net loss                                                                $        (39,294)       $        (27,658)
      Adjustments to reconcile net loss to net
        cash provided by operating activities:
          Depreciation and amortization                                                 63,934                  48,290
          (Decrease) increase in deferred taxes                                         (1,387)                    740
          Gain on disposal of assets                                                    (9,193)                     --
          Non cash interest expense                                                     12,769                  12,942
          Changes in operating assets and liabilities, net of
             effects of acquisitions:
              Subscriber receivables                                                    (1,952)                 (1,037)
              Prepaid  expenses and other assets                                           713                   1,848
              Accounts payable and accrued interest and other liabilities               11,679                  (1,603)
              Subscriber advance payments and deposits                                    (116)                  1,666
                                                                              ------------------      ------------------
Net cash provided by operating activities                                               37,153                  35,188
                                                                              ------------------      ------------------

Cash flows from investing activities:
      Capital expenditures                                                             (46,930)                (48,934)
      Acquisitions                                                                     (13,249)                 (3,128)
      Proceeds from disposal of assets                                                   6,698                      --
                                                                              ------------------      ------------------
Net cash used for investing activities                                                 (53,481)                (52,062)
                                                                              ------------------      ------------------

Cash flows from financing activities:
      Proceeds from debt                                                                12,982                      --
      Repayments of debt                                                                (4,067)                (12,174)
      Costs associated with financing                                                     (451)                     --
      Partner capital contributions                                                      9,039                  28,536
                                                                              ------------------      ------------------
Net cash provided by financing activities                                               17,503                  16,362
                                                                              ------------------      ------------------

Increase (decrease) in cash and cash equivalents                                         1,175                    (512)

Cash and cash equivalents, beginning of period                                           5,091                   7,412
                                                                              ------------------      ------------------

Cash and cash equivalents, end of period                                      $          6,266        $          6,900
                                                                              ==================      ==================



                                       See notes to condensed consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

1.    The Partnership and Basis of Presentation:

Organization and Capitalization

      FrontierVision Holdings, L.P. ("Holdings"), wholly-owned by FrontierVision Partners, L.P., a Delaware limited partnership ("FVP"), is a Delaware limited partnership formed on September 3, 1997 for the purpose of acting as co-issuer with its wholly-owned subsidiary, FrontierVision Holdings Capital Corporation ("Holdings Capital"), of $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FrontierVision Operating Partners, L.P. ("FVOP") prior to the issuance of the Discount Notes on September 19, 1997 and, as a result FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), are wholly-owned, consolidated subsidiaries of Holdings. On December 2, 1998, FrontierVision Holdings Capital II Corporation ("Holdings Capital II"), a wholly owned subsidiary of Holdings, was organized for the sole purpose of acting as co-issuer of $91,298 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes, Series B. As used herein, the "Company" collectively refers to Holdings and its consolidated subsidiaries. The Company owns and operates cable television systems in three primary operating clusters - New England, Ohio and Kentucky - with a fourth, smaller group of cable television systems in the Southeast.

      On October 1, 1999, FVP completed its sale of all outstanding partnership interests of FVP to Adelphia Communications Corporation ("Adelphia") in exchange for approximately $537,000 in cash, approximately 6.9 million shares of Adelphia Class A common stock and the assumption of certain liabilities. Subsequent to the definitive sale agreement that was entered into February 22, 1999, Adelphia assumed the liability for payment to the Company's programming vendors. The Company continued to accrue programming costs at their existing contractual rates.

      The acquisition of FVP by Adelphia has been accounted for using the purchase method of accounting. Accordingly, the preliminary allocation of Adelphia's purchase price to acquire FVP has been reflected in New Holdings' consolidated financial statements as of October 1, 1999. A final allocation of Adelphia's purchase price to acquire FVP is pending the completion of third-party valuations.

      Selected financial and other data and consolidated financial statements for periods prior to October 1, 1999 are referred to herein as "Old Holdings", whereas; periods subsequent to October 1, 1999 are referred to herein as "New Holdings".

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

      In management's opinion, all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of Holdings at June 30, 2000 and the results of operations for the three and six month periods ended June 30, 1999 and 2000 have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Reclassifications

      Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2.    Acquisitions and Dispositions:

Acquisitions

      The Company has completed numerous acquisitions since its inception through June 30, 2000. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the respective dates of acquisition. Amounts allocated to property, plant and equipment and to intangible assets are respectively depreciated and amortized, prospectively from the date of acquisition based upon remaining useful lives and amortization periods.

      On February 22, 2000, FVOP completed the acquisition of two Internet Service Providers ("ISP's") in its New England cluster, Main Internetworks Inc. and Landmark Net Access Inc. These ISP's, serving approximately 19,000 customers, were purchased for consideration including cash totaling approximately $3,100.

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

3.    Debt:

      The Company's debt was comprised of the following:

                                                                                   December 31,         June 30,
                                                                                      1999                2000
                                                                                ----------------    ----------------
      Subsidiary Debt:
        Bank Credit Facility

           Revolving Credit Facility, interest based on various floating rate options (8.33% and 8.24% average at December 31, 1999 and June 30,
           2000, respectively), payable monthly                                 $      175,000      $      175,000
           Term loans, interest based on various floating LIBOR rate options
           (8.52% and 8.58% weighted average at December 31, 1999 and June
           30, 2000, respectively), payable monthly                                    486,981             475,943
        11% Senior Subordinated Notes due 2006                                         212,541             211,624
                                                                                ----------------    ----------------
                Total                                                           $      874,522      $      862,567
                                                                                ================    ================
      Parent Debt:
        11 7/8% Senior Discount Notes due 2007                                  $      284,501      $      298,361
                                                                                ================    ================
      Other Debt:
        Capital leases                                                          $       10,173      $       12,400
                                                                                ================    ================

4.    Supplemental Financial Information:

      Cash payments for interest were $37,817 and $31,078 for the six months ended June 30, 1999 and 2000, respectively. Accumulated depreciation of property, plant and equipment amounted to $9,798 and $29,773 at December 31, 1999 and June 30, 2000, respectively. Accumulated amortization of intangible assets amounted to $13,319 and $39,809 at December 31, 1999 and June 30, 2000, respectively.

5.    Income Taxes:

      Income tax benefit (expense) for the three and six months ended June 30, 1999 and 2000 was substantially comprised of deferred taxes.

6.    Commitments and Contingencies:

      Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

7.    Recent Accounting Pronouncements:

      Statement of Financial Accounting Standards ( "SFAS ") No. 133, "Accounting for Derivative Instruments and Hedging Activities ", establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, SFAS No. 138 was issued which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management of the Company has not completed its evaluation of the impact of SFAS No. 133 on the Company's consolidated financial statements. The Company will be required to adopt SFAS No. 133 effective January 1, 2001.

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                           BALANCE SHEETS (Unaudited)

                                                                                     December 31,         June 30,
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

                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                       NOTE TO BALANCE SHEETS (Unaudited)

      FrontierVision Holdings Capital Corporation, a Delaware corporation ("Holdings Capital"), is a wholly owned subsidiary of FrontierVision Holdings, L.P. ("Holdings"), and was organized on August 22, 1997 for the sole purpose of acting as co-issuer with Holdings of $237.7 million aggregate principal amount at maturity of the 11 7/8% Senior Discount Notes. Holdings Capital had no operations from September 18, 1997 through June 30, 2000.

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                 FRONTIERVISION HOLDINGS CAPITAL II CORPORATION
                           BALANCE SHEETS (Unaudited)

                                                                                    December 31,          June 30,
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

                 FRONTIERVISION HOLDINGS CAPITAL II CORPORATION
                       NOTE TO BALANCE SHEETS (Unaudited)

      FrontierVision Holdings Capital II Corporation, a Delaware corporation ("Holdings Capital II"), is a wholly owned subsidiary of FrontierVision Holdings, L.P. ("Holdings"), and was organized on December 2, 1998, for the sole purpose of acting as co-issuer with Holdings of $91.3 million aggregate principal amount at maturity of the 11 7/8% Senior Discount Notes, Series B. Holdings Capital II had no operations from inception through June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                             (Dollars in thousands)

Introduction

      FrontierVision Holdings, L.P. ("Holdings"), wholly-owned by FrontierVision Partners, L.P., a Delaware limited partnership ("FVP"), is a Delaware limited partnership formed on September 3, 1997 for the purpose of acting as co-issuer with its wholly-owned subsidiary, FrontierVision Holdings Capital Corporation ("Holdings Capital"), of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FrontierVision Operating Partners, L.P. ("FVOP") prior to the issuance of the Discount Notes on September 19, 1997 and, as a result FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), are wholly-owned, consolidated subsidiaries of Holdings. On December 2, 1998, FrontierVision Holdings Capital II Corporation ("Holdings Capital II"), a wholly owned subsidiary of Holdings, was organized for the sole purpose of acting as co-issuer of $91,298 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes, Series B. As used herein, the "Company" collectively refers to Holdings and its consolidated subsidiaries.

      On October 1, 1999, FVP completed its sale of all outstanding partnership interests of FVP to Adelphia Communications Corporation ("Adelphia") in exchange for approximately $537,000 in cash, approximately 6.9 million shares of Adelphia Class A common stock and the assumption of certain liabilities.

      Holdings operates cable television systems ("Systems") in small and medium-sized suburban and exurban communities in the United States in three primary operating clusters--New England, Ohio and Kentucky--with a fourth smaller group of Systems in the southeast. As of June 30, 2000, the Company owned Systems with broadband networks that passed in front of approximately 1,021,000 homes and served approximately 703,000 basic subscribers. In addition to traditional analog cable television, the Company, or one of its affiliates, offers a wide range of telecommunication services including digital cable television, high speed data and Internet access, paging and telephony.

Results of Operations

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the availability and cost of capital, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027 of Adelphia Communications Corporation, or under Registration Statement Nos. 333-75567 and 333-36519 of Holdings, under the heading "Risk Factors". The Company does not undertake to update any forward-looking statements in this report or with respect to matters described herein.

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

      The following table illustrates the Company's operating activities:

                                                                     Percentage of Revenues
                                                  --------------------------------------------------------------
                                                   Old Holdings    New Holdings    Old Holdings    New Holdings
                                                  --------------  --------------  --------------  --------------
                                                   Three Months    Three Months     Six Months      Six Months
                                                      Ended           Ended           Ended           Ended
                                                     June 30,        June 30,        June 30,        June 30,
                                                       1999            2000            1999            2000
                                                  --------------  --------------  --------------  --------------
      Revenues                                           100.0%          100.0%          100.0%          100.0%
      Expenses:
          Direct operating and programming                37.7            36.0            37.4            35.6
          Selling, general and administrative             19.2            16.3            18.4            16.3
          Depreciation and amortization                   44.0            31.0            43.6            31.5
                                                  --------------  --------------  --------------  --------------
      Operating income                                    (0.9)%          16.7%            0.6%           16.6%
                                                  ==============  ==============  ==============  ==============

      Revenues. Revenues increased 5.8% and 4.6% for the three and six months ended June 30, 2000 compared with the same periods of the prior year. This increase was primarily attributable to rate increases which went into effect during the previous twelve months in addition to a management fee charged to an affiliate company.

      Direct operating and programming. These expenses, which are comprised mainly of programming costs and technical expenses, increased 0.9% and decreased by 0.6% for the three and six months ended June 30, 2000 compared with the same periods of the prior year. The increase and decrease were both primarily attributable to the net effect of programming supplier rate increases that went into effect on January 1, 1999 and 2000 and a decrease in programming costs due to the acquisition of FVP by Adelphia.

      Selling, general and administrative. These expenses, which are comprised mainly of costs relating to system offices, customer service representatives and sales and administrative employees, decreased 10.2% and 7.3% for the three and six months ended June 30, 2000 compared with the same periods of the prior year. This decrease is primarily attributable to synergies realized from a reduction in corporate overhead due to the acquisition of FVP by Adelphia.

      Depreciation and amortization. Depreciation and amortization decreased 25.5% and 24.5% for the three and six months ended June 30, 2000 compared with the same periods of the prior year. This decrease is primarily due to a reduction in depreciation and amortization expense caused by conforming the Company's depreciation and amortization periods to those of Adelphia.

      Interest expense - net. Interest expense - net decreased 0.3% and increased 3.4% for the three and six months ended June 30, 2000 compared with the same periods of the prior year. The increase and decrease were both primarily attributable to the net effect of an increase in the average interest rate on outstanding variable rate indebtedness and a decrease in the average amount of outstanding indebtedness.

      Other (expense) income. Other income includes a gain of approximately $9,200 for the six months ended June 30, 1999. This gain is due to the asset exchange with Intermedia Partners, IV on June 1, 1999, the sale of cable television systems to Helicon Partners I, L.P. on January 7, 1999 and the sale of certain real estate during the period.

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

      Capital expenditures for the six months ended June 30, 1999 and 2000 were $46,930 and $48,934, respectively. The increase in capital expenditures for the six months ended June 30, 2000 compared with the same period of the prior year was primarily due to the continual upgrading of the plant to be completely addressable and provide two-way communication capability. The Company expects capital expenditures for 2000 to range from $110,000 to $150,000.

      At June 30, 2000, the Company's total outstanding debt aggregated approximately $1,173,328, which included $298,361 of parent debt and approximately $874,967 of subsidiary public, bank and other debt. As of June 30, 2000, Holdings' subsidiaries had an aggregate of $125,000 in unused credit lines and cash and cash equivalents.

      The Company's weighted average interest rate on amounts payable to banks was approximately 7.4% at June 30, 1999 compared to 8.5% at June 30, 2000. At June 30, 2000, approximately 40.7% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap, cap and collar agreements.

      The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and six months based on amounts outstanding at June 30, 2000:

        Six months ending December 31, 2000           $     15,397
        Year ending December 31, 2001                       37,210
        Year ending December 31, 2002                       47,210
        Year ending December 31, 2003                       58,460
        Year ending December 31, 2004                       62,847


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

      The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. The Company cannot predict the effect of the 1996 Act on future rulemaking proceedings or changes to the rate regulations.

      Cable television companies operate under franchises granted by local authorities which are subject to renewal and renegotiation from time to time. Because such franchises are generally non-exclusive, there is a potential for competition with the systems from other operators of cable television systems, including public systems operated by municipal franchising authorities themselves, and from other distribution systems capable of delivering television programming to homes. The 1992 Cable Act and the 1996 Act contain provisions which encourage competition from such other sources. The Company cannot predict the extent to which competition will materialize from other cable television operators, local telephone companies, other distribution systems for delivering television programming to the home, or other potential competitors, or, if such competition materializes, the extent of its effect on the Company.

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

      The Company also competes with direct broadcast satellite ("DBS") service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by competing service providers. Congress passed the Satellite Home Viewer Act in late 1999 which allows DBS providers to begin offering local broadcast channels. DBS companies have since added a limited number of local channels in some regions, a trend that will continue, thus lessening the distinction between cable television and DBS service. Although the impact to date has not been material, any future impact of DBS competition on the Company's future results is not known or estimable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company has entered into interest rate swap, cap and collar agreements to reduce the impact of changes in interest rates. As of June 30, 2000, the Company had interest rate swap agreements covering notional principal of $15,000 that expire during 2000 that fix the interest rate at an average of 5.96%. As of June 30, 2000, the Company had interest rate cap agreements covering notional principal of $50,000 that expire during 2002 that fix the interest rate at an average of 7.25%. As of June 30, 2000, the Company had interest rate collar agreements covering a notional amount of $200,000, with $100,000 expiring in each of 2001 and 2002. The interest rate collar agreements have floor rates of 5.95% and 6.30% and cap rates of 5.95% and 6.30%, respectively, for the agreements expiring in 2001 and 2002, with maximum cap rates of 6.64% and minimum floor rates of 4.65% and 4.95%, respectively. The Company does not enter into any interest rate swap, cap or collar agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of June 30, 2000.

                                                           Expected Maturity
                          -----------------------------------------------------------------------                Fair
                              2000        2001        2002        2003        2004    Thereafter     Total       Value
                          ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Debt:

Fixed Rate                 $      --   $      --   $      --   $      --   $      --   $ 528,658   $ 528,658   $ 477,359
   Average Interest Rate      11.54%      11.54%      11.54%      11.54%      11.54%      11.54%          --          --
Variable Rate              $  13,537   4  34,575   $  44,575   $  55,825   $  60,212   $ 442,219   $ 650,943   $ 650,943
   Average Interest Rate       9.18%       9.18%       9.20%       9.21%       9.25%       9.25%          --          --

Interest Rate Swaps, Caps
and Collars:
Variable to Fixed Swaps    $  15,000   $      --   $      --   $      --   $      --   $      --   $  15,000   $      44
Average Pay Rate               5.96%          --          --          --          --          --          --          --
Average Receive Rate           6.28%          --          --          --          --          --          --          --

Interest Rate Caps         $      --   $      --   $  50,000   $      --   $      --   $      --   $  50,000   $     285
Average Cap Rate                  --          --       7.25%          --          --          --          --          --

Interest Rate Collars      $      --   $ 100,000   $ 100,000   $      --   $      --   $      --   $ 200,000   $     181
Maximum Cap Rate                  --       6.64%       6.64%          --          --          --          --          --
Cap and Floor Rate                --       5.95%       6.30%          --          --          --          --          --
Minimum Floor Rate                --       4.65%       4.95%          --          --          --          --          --

      Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at June 30, 2000, plus the borrowing margin in effect at June 30, 2000. Average receive rates on the variable to fixed swaps are estimated by the Company using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at June 30, 2000.

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

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           27.1 Financial Data Schedule (supplied for the information of the Commission).

      (b)  Reports on Form 8-K

           None

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

Date: August 14, 2000   By:/s/TIMOTHY J. RIGAS
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer

                        FRONTIERVISION HOLDINGS CAPITAL CORPORATION

Date: August 14, 2000   By:/s/TIMOTHY J. RIGAS
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer

                        FRONTIERVISION HOLDINGS CAPITAL II CORPORATION

Date: August 14, 2000   By:/s/TIMOTHY J. RIGAS
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer