Form 10-Q
period 2000-09-30
FRONTIERVISION HOLDINGS LP; FRONTIERVISION HOLDINGS CAPITAL CORP; FRONTIERVISION HOLDINGS CAPITAL II CORP
filed 2000-11-14
CIK 1045710, 1045708, 1079201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000


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

                Yes [x]                              No [ ]

    Number of shares of common stock of FrontierVision Holdings Capital Corporation and FrontierVision Holdings Capital II Corporation outstanding as of November 14, 2000: 100 and 1,000, respectively.

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

                                TABLE OF CONTENTS

PART I   - FINANCIAL INFORMATION                                                                             PAGE
                                                                                                             ----

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1999 and September 30, 2000......................  3

       Condensed Consolidated Statements of Operations - Three and Nine Months
            Ended September 30, 1999 and 2000................................................................  4

       Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1999
            and 2000.........................................................................................  5

       Notes to Condensed Consolidated Financial Statements..................................................  6

       Balance Sheets of FrontierVision Holdings Capital Corporation -
            December 31, 1999 and September 30, 2000......................................................... 10

       Note to Balance Sheets ............................................................................... 11

       Balance Sheets of FrontierVision Holdings Capital II Corporation -
            December 31, 1999 and September 30, 2000......................................................... 12

       Note to Balance Sheets................................................................................ 13

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............... 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................... 19

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................................................... 20

SIGNATURES    ............................................................................................... 21

SAFE HARBOR STATEMENT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Statements included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are forward-looking statements, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends," or "anticipates" or the negative thereof and the variations thereon or comparable terminology, or by discussions of strategy that involves risks or uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to construct, expand and upgrade its networks, reliance on vendors, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027 of Adelphia Communications Corporation, or under Registration Statement Nos. 333-75567 and 333-36519 of Holdings, under the heading "Risk Factors". In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.


                                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                  FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                              (Dollars in thousands)

                                                                                 December 31,       September 30,
                                                                                     1999               2000
                                                                              ------------------ ------------------
ASSETS

Cable systems, at cost, net of accumulated depreciation and amortization:
    Property, plant and equipment                                             $        407,554   $        495,112
    Intangible assets                                                                1,764,221          1,724,439
                                                                              ------------------ ------------------
        Total                                                                        2,171,775          2,219,551

Cash and cash equivalents                                                                7,412              8,424
Subscriber receivables - net                                                            13,800             14,124
Prepaid expenses and other assets - net                                                 28,118             28,393
                                                                              ------------------ ------------------
        Total assets                                                          $      2,221,105   $      2,270,492
                                                                              ================== ==================

LIABILITIES AND PARTNERS' EQUITY

Subsidiary debt                                                               $        874,522   $        862,109
Parent debt                                                                            284,501            305,603
Other debt                                                                              10,173             11,749
Accounts payable                                                                        34,871             44,530
Subscriber advance payments and deposits                                                 8,404             10,876
Accrued interest and other liabilities                                                  23,790             40,240
Deferred income taxes                                                                   10,045             11,139
                                                                              ------------------ ------------------
        Total liabilities                                                            1,246,306          1,286,246
                                                                              ------------------ ------------------

Commitments and contingencies (Note 6)

Partners' equity:
    FrontierVision Partners, L.P.                                                      973,824            983,262
    FrontierVision Holdings, L.L.C.                                                        975                984
                                                                              ------------------ ------------------
        Total partners' equity                                                         974,799            984,246
                                                                              ------------------ ------------------
        Total liabilities and partners' equity                                $      2,221,105   $      2,270,492
                                                                              ================== ==================




                    See the accompanying notes to condensed consolidated financial statements.

                                    FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                (Dollars in thousands)


                                                   Old Holdings      New Holdings     Old Holdings       New Holdings
                                                ----------------- ------------------ --------------- -------------------
                                                          Three Months Ended                   Nine Months Ended
                                                             September 30,                       September 30,
                                                ------------------------------------ -----------------------------------
                                                      1999              2000             1999               2000
                                                ----------------- ------------------ --------------- -------------------


Revenues                                        $        74,319   $         78,645   $     221,032   $         232,058
                                                ----------------- ------------------ --------------- -------------------
Operating expenses:
    Direct operating and programming                     31,889             25,777          86,813              80,350
    Selling, general and administrative                  16,354             14,298          43,349              39,320
    Depreciation and amortization                        45,053             24,595         108,987              72,885
    Transaction costs                                    17,077                 --          17,077                  --
                                                ----------------- ------------------ --------------- -------------------
        Total                                           110,373             64,670         256,226             192,555
                                                ----------------- ------------------ --------------- -------------------

Operating (loss) income                                 (36,054)            13,975         (35,194)             39,503

Other (expense) income:
     Interest expense - net                             (24,830)           (26,615)        (75,551)            (79,061)
     Other                                                 (219)                --           8,961                  --
                                                ----------------- ------------------ --------------- -------------------
         Total                                          (25,049)           (26,615)        (66,590)            (79,061)

Loss before income taxes                                (61,103)           (12,640)       (101,784)            (39,558)

Income tax benefit (expense)                                695               (354)          2,082              (1,094)
                                                ----------------- ------------------ --------------- -------------------

Net loss                                        $       (60,408)  $        (12,994)  $     (99,702)  $         (40,652)
                                                ================= ================== =============== ===================




                      See the accompanying notes to condensed consolidated financial statements.

                                FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                            (Dollars in thousands)

                                                                              Old Holdings      New Holdings
                                                                            -----------------  ----------------
                                                                               Nine Months        Nine Months
                                                                                  Ended             Ended
                                                                              September 30,      September 30,
                                                                                   1999              2000
                                                                            -----------------  ----------------
Cash flows from operating activities:
    Net loss                                                                $       (99,702)   $      (40,652)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation and amortization                                               108,987            72,885
        Deferred income taxes                                                        (2,082)            1,094
        Gain on disposal of assets                                                   (9,193)               --
        Non cash interest expense                                                    19,388            19,726
        Changes in operating assets and liabilities, net of effects of acquisitions:
           Subscriber receivables                                                      (407)             (128)
           Prepaid expenses and other assets                                           (721)             (484)
           Accounts payable and accrued interest and other liabilities               41,721            25,012
           Subscriber advance payments and deposits                                    (447)            2,466
                                                                            -----------------  ----------------
Net cash provided by operating activities                                            57,544            79,919
                                                                            -----------------  ----------------

Cash flows from investing activities:
    Capital expenditures                                                            (75,120)         (113,053)
    Acquisitions                                                                    (12,436)           (3,128)
    Proceeds from disposal of assets                                                  6,698                --
                                                                            -----------------  ----------------
Net cash used for investing activities                                              (80,858)         (116,181)
                                                                            -----------------  ----------------

Cash flows from financing activities:
    Proceeds from debt                                                               13,229                --
    Repayments of debt                                                               (6,345)          (12,825)
    Costs associated with financing                                                    (566)               --
    Partner capital contributions                                                    12,000            50,099
                                                                            -----------------  ----------------
Net cash provided by financing activities                                            18,318            37,274
                                                                            -----------------  ----------------

Net (decrease) increase in cash and cash equivalents                                 (4,996)            1,012

Cash and cash equivalents, beginning of period                                        5,091             7,412
                                                                            -----------------  ----------------

Cash and cash equivalents, end of period                                    $            95    $        8,424
                                                                            =================  ================




                  See the accompanying notes to condensed consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

1.    The Partnership and Basis of Presentation

Organization and Capitalization

    FrontierVision Holdings, L.P. ("Holdings"), wholly-owned by FrontierVision Partners, L.P., a Delaware limited partnership ("FVP"), is a Delaware limited partnership formed on September 3, 1997 for the purpose of acting as co-issuer with its wholly-owned subsidiary, FrontierVision Holdings Capital Corporation ("Holdings Capital"), of $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FrontierVision Operating Partners, L.P. ("FVOP") prior to the issuance of the Discount Notes on September 19, 1997 and, as a result FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), are wholly-owned, consolidated subsidiaries of Holdings. On December 2, 1998, FrontierVision Holdings Capital II Corporation ("Holdings Capital II"), a wholly-owned subsidiary of Holdings, was organized for the sole purpose of acting as co-issuer of $91,298 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes, Series B due 2007. As used herein, the "Company" collectively refers to Holdings and its consolidated subsidiaries. The Company owns and operates cable television systems in three primary operating clusters - New England, Ohio and Kentucky - with a fourth, smaller group of cable television systems in the southeast.

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

    Selected financial and other data and consolidated financial statements for periods prior to October 1, 1999 are referred to herein as "Old Holdings", whereas periods subsequent to October 1, 1999 are referred to herein as "New Holdings".

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the December 31, 1999 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.

    Certain reclassifications have been made to prior period balances to conform to the current period's presentation.

2.    Acquisitions and Dispositions

Acquisitions

    The Company has completed numerous acquisitions since its inception through September 30, 2000. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the respective dates of acquisition. Amounts allocated to property, plant and equipment and to intangible assets are respectively depreciated and amortized, prospectively from the date of acquisition based upon remaining useful lives and amortization periods.

    In February 2000, FVOP completed the acquisition of two Internet Service Providers ("ISP's") in its New England cluster, Main Internetworks, Inc. and Landmark Net Access, Inc. These ISP's, serving approximately 19,000 customers, were purchased for consideration including cash totaling approximately $3,100.

Dispositions

    On January 7, 1999, the Company sold certain cable television system assets serving approximately 4,400 basic subscribers to Helicon Partners I, L.P. for an aggregate sales price of approximately $5,200.

System Swaps

    In June 1999, the Company completed the exchange of five systems located in northern Kentucky for five Intermedia Partners, L.P. IV systems located in communities near Lexington, Kentucky which are contiguous to other of the Company's Kentucky systems. The Company paid approximately $13,300 as consideration for approximately 5,300 subscribers the Company gained in the transaction. The asset exchange was recorded at fair value and purchase accounting was applied.

                                            FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                                        (Dollars in thousands)

3.    Debt

    The Company's debt was comprised of the following:

                                                                                  December 31,      September 30,
                                                                                      1999              2000
                                                                                ----------------  -----------------
  Subsidiary Debt:
      Bank Credit Facility
         Revolving Credit Facility, interest based on various floating rate options (8.33% and 8.53% average at December 31, 1999
            and September 30, 2000, respectively), payable monthly              $      175,000    $       175,000
         Term loans, interest based on various floating LIBOR rate
            options (8.52% and 8.93% weighted average at December 31, 1999
            and September 30, 2000, respectively), payable monthly                     486,981            475,944
      11% Senior Subordinated Notes due 2006                                           212,541            211,165
                                                                                ----------------  -----------------
               Total                                                            $      874,522    $       862,109
                                                                                ================  =================

  Parent Debt:
      11 7/8% Senior Discount Notes due 2007                                    $      284,501    $       305,603
                                                                                ================  =================

  Other Debt:
      Capital leases                                                            $       10,173    $        11,749
                                                                                ================  =================

4.  Supplemental Financial Information

    Cash payments for interest were $50,619 and $45,000 for the nine months ended September 30, 1999 and 2000, respectively. Accumulated depreciation of property, plant and equipment amounted to $9,798 and $40,329 at December 31, 1999 and September 30, 2000, respectively. Accumulated amortization of intangible assets amounted to $13,319 and $52,856 at December 31, 1999 and September 30, 2000, respectively.

5.  Income Taxes

    Income tax benefit (expense) for the three and nine months ended September 30, 1999 and 2000 was comprised of deferred taxes.

6.  Commitments and Contingencies

    Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

7.  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations. In conjunction with preparing for the implementation of this standard, the Company has determined that its derivative instruments are primarily in the form of interest rate protection instruments such as interest rate swaps, caps and collars. The Company does not expect adoption of this statement to have a significant effect on its consolidated results of operations or financial position.


                                         PART I - FINANCIAL INFORMATION (Continued)


                                     FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                                                 BALANCE SHEETS (Unaudited)


                                                                                    December 31,     September 30,
                                                                                        1999             2000
                                                                                  ---------------  ----------------

    ASSETS

    Cash                                                                          $         100    $          100
                                                                                  ---------------  ----------------

                Total assets                                                      $         100    $          100
                                                                                  ===============  ================

    OWNER'S EQUITY

    Owner's equity:
          Common stock, par value $.01; 1,000 shares authorized;
               100 shares issued and outstanding                                  $           1    $            1
          Additional paid-in capital                                                         99                99
                                                                                  ---------------  ----------------

                Total owner's equity                                              $         100    $          100
                                                                                  ===============  ================




                                             See the accompanying note to balance sheets.

                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                       NOTE TO BALANCE SHEETS (Unaudited)



    FrontierVision Holdings Capital Corporation, a Delaware corporation ("Holdings Capital"), is a wholly-owned subsidiary of FrontierVision Holdings, L.P. ("Holdings"), and was organized on August 22, 1997 for the sole purpose of acting as co-issuer with Holdings of $237.7 million aggregate principal amount at maturity of the 11 7/8% Senior Discount Notes. Holdings Capital had no operations from inception through September 30, 2000.

                                 FRONTIERVISION HOLDINGS CAPITAL II CORPORATION
                                           BALANCE SHEETS (Unaudited)


                                                                                 December 31,      September 30,
                                                                                    1999               2000
                                                                               ----------------  -----------------
ASSETS

Cash                                                                           $        1,000    $         1,000
                                                                               ----------------  -----------------

            Total assets                                                       $        1,000    $         1,000
                                                                               ================  =================

OWNER'S EQUITY

Owner's equity:
      Common stock, par value $.01; 1,000 shares authorized; 1,000 shares
          issued and outstanding                                               $           10    $            10
      Additional paid-in capital                                                          990                990
                                                                               ----------------  -----------------

            Total owner's equity                                               $        1,000    $         1,000
                                                                               ================  =================




                                             See the accompanying note to balance sheets.

                 FRONTIERVISION HOLDINGS CAPITAL II CORPORATION
                       NOTE TO BALANCE SHEETS (Unaudited)


    FrontierVision Holdings Capital II Corporation, a Delaware corporation ("Holdings Capital II"), is a wholly-owned subsidiary of FrontierVision Holdings, L.P. ("Holdings"), and was organized on December 2, 1998, for the sole purpose of acting as co-issuer with Holdings of $91.3 million aggregate principal amount at maturity of the 11 7/8% Senior Discount Notes, Series B. Holdings Capital II had no operations from inception through September 30, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                             (Dollars in thousands)

See Safe Harbor Statement following the table of contents, which section is incorporated by reference herein.

Introduction

    FrontierVision Holdings, L.P. ("Holdings"), wholly-owned by FrontierVision Partners, L.P., a Delaware limited partnership ("FVP"), is a Delaware limited partnership formed on September 3, 1997 for the purpose of acting as co-issuer with its wholly-owned subsidiary, FrontierVision Holdings Capital Corporation ("Holdings Capital"), of $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FrontierVision Operating Partners, L.P. ("FVOP") prior to the issuance of the Discount Notes on September 19, 1997 and, as a result FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), are wholly-owned, consolidated subsidiaries of Holdings. On December 2, 1998, FrontierVision Holdings Capital II Corporation ("Holdings Capital II"), a wholly-owned subsidiary of Holdings, was organized for the sole purpose of acting as co-issuer of $91,298 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes, Series B due 2007. As used herein, the "Company" collectively refers to Holdings and its consolidated subsidiaries.

    On October 1, 1999, FVP completed its sale of all outstanding partnership interests of FVP to Adelphia Communications Corporation ("Adelphia") in exchange for approximately $537,000 in cash, approximately 6.9 million shares of Adelphia Class A common stock and the assumption of certain liabilities.

    Holdings operates cable television systems ("Systems") in small and medium-sized suburban and exurban communities in the United States in three primary operating clusters--New England, Ohio and Kentucky--with a fourth smaller group of Systems in the southeast. As of September 30, 2000, the Company owned Systems with broadband networks that passed in front of approximately 1,027,000 homes and served approximately 704,000 basic subscribers. In addition to traditional analog cable television, the Company, or one of its affiliates, offers a wide range of telecommunication services including digital cable television, high speed data and Internet access, paging and telephony.

Results of Operations

Three and Nine Months Ended September 30, 2000

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

    The following table illustrates the Company's operating activities:

                                                                     Percentage of Revenues
                                                  --------------------------------------------------------------
                                                   Old Holdings   New Holdings     Old Holdings   New Holdings
                                                  ------------------------------  ------------------------------
                                                   Three Months   Three Months     Nine Months    Nine Months
                                                      Ended          Ended            Ended          Ended
                                                  September 30,  September 30,    September 30,  September 30,
                                                       1999           2000             1999           2000
                                                  ------------------------------  ------------------------------
     Revenues                                         100.0%         100.0%           100.0%         100.0%
     Expenses:
          Direct operating and programming             42.9%          32.8%            39.3%          34.6%
          Selling, general and administrative          22.0%          18.2%            19.6%          16.9%
          Depreciation and amortization                60.6%          31.3%            49.3%          31.4%
          Transaction costs                            23.0%            --              7.7%            --
                                                  ------------------------------  ------------------------------
     Operating (loss) income                          (48.5)%         17.7%           (15.9)%         17.1%
                                                  ==============================  ==============================

Revenues.

    Revenues increased 5.8% and 5.0% for the three and nine months ended September 30, 2000, respectively, compared with the same periods of the prior year. These increases were primarily attributable to digital customer growth, the continued growth in national and local advertising sales, and management fees charged to an affiliate company. The increase was partially offset by a decrease in Pay Per View revenues as a result of comparatively fewer national sporting events during 2000.

Direct operating and programming

    These expenses, which are comprised mainly of programming costs and technical expenses, decreased by 19.2% and 7.4% for the three and nine months ended September 30, 2000, respectively, compared with the same periods of the prior year. These decreases were primarily attributable to the decrease in programming costs due to more favorable rates as a result of Adelphia's acquisition of FVP, and was offset by digital customer growth as well as an increase in programming rates and channel additions.

Selling, general and administrative

    These expenses, which are comprised mainly of costs relating to system offices, customer service representatives, sales and administrative employees, decreased 12.6% and 9.3% for the three and nine months ended September 30, 2000, respectively, compared with the same periods of the prior year. These decreases were primarily attributable to synergies realized from a reduction in corporate overhead due to the acquisition of FVP by Adelphia. These decreases were offset by marketing campaigns to enhance customer awareness and other costs associated with the rollout of digital cable and high speed data.

Depreciation and amortization

    Depreciation and amortization decreased 45.4% and 33.1% for the three and nine months ended September 30, 2000, respectively, compared with the same periods of the prior year. This decrease is primarily due to a reduction in depreciation and amortization expense caused by conforming the Company's depreciation and amortization periods to those of Adelphia.

Transaction costs

    Transaction costs amounting to approximately $17,000 were recognized in the three and nine months ended September 30, 1999. The costs were primarily attributable to compensation related to the sale of the Company to Adelphia on October 1, 1999.

Interest expense - net

    Interest expense - net increased 7.2% and 4.6% for the three and nine months ended September 30, 2000, respectively, compared with the same periods of the prior year. These increases were primarily attributable to an increase in the average interest rate on outstanding variable rate indebtedness.

Other (expense) income

    Other income includes a gain of approximately $9,000 for the nine months ended September 30, 1999. This gain is due to the asset exchange with Intermedia Partners, L.P. IV on June 1, 1999, the sale of cable television systems to Helicon Partners I, L.P. on January 7, 1999 and the sale of certain real estate during the same period.

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

    Capital expenditures for the nine months ended September 30, 1999 and 2000 were $75,120 and $113,053, respectively. The increase in capital expenditures for the nine months ended September 30, 2000 compared with the same period of the prior year was primarily due to the continual upgrading of the plant to be completely addressable and provide two-way communication capability. The Company expects capital expenditures for 2000 to range from approximately $160,000 to $185,000.

    At September 30, 2000, the Company's total outstanding debt aggregated approximately $1,179,461, which included $305,603 of parent debt and approximately $873,858 of subsidiary public, bank and other debt. As of September 30, 2000, Holdings' subsidiaries had an aggregate of approximately $119,000 in unused credit lines and cash and cash equivalents.

    The Company's weighted average interest rate on amounts payable to banks was approximately 7.5% at September 30, 1999 compared to approximately 8.8% at September 30, 2000. At September 30, 2000, approximately 67.3% of total debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap, cap and collar agreements.

    The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and three months based on amounts outstanding at September 30, 2000:

       Three months ending December 31, 2000                 $     15,300
       Year ending December 31, 2001                               37,072
       Year ending December 31, 2002                               47,072
       Year ending December 31, 2003                               58,321
       Year ending December 31, 2004                               62,709


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company has entered into interest rate swap, cap and collar agreements to reduce the impact of changes in interest rates. As of September 30, 2000, the Company had interest rate swap agreements covering notional principal of $15,000 that expire during 2000 that fix the interest rate at an average of 5.96%. As of September 30, 2000, the Company had interest rate cap agreements covering notional principal of $50,000 that expire during 2002 that fix the interest rate at an average of 7.25%. As of September 30, 2000, the Company had interest rate collar agreements covering a notional amount of $200,000, with $100,000 expiring in each of 2001 and 2002. The interest rate collar agreements have average floor rates of 5.95% and 6.30% and average cap rates of 5.95% and 6.30%, respectively, for the agreements expiring in 2001 and 2002, with maximum cap rates of 6.64% and minimum floor rates of 4.65% and 4.95%, respectively. The Company does not enter into any interest rate swap, cap or collar agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of September 30, 2000.

                                            Expected Maturity
                         --------------------------------------------------------                            Fair
                            2000        2001       2002       2003        2004     Thereafter    Total       Value
                         ---------- ----------- ---------- ---------- ----------- ------------ ---------- -----------
Debt:

Fixed Rate               $        - $         - $        - $        - $         - $    528,658 $  528,658 $   469,359

   Average Interest Rate          -           -          -          -           -       11.54%          -           -

Variable Rate                13,538      34,575     44,575     55,825      60,212      442,219    650,944     650,944

   Average Interest Rate      8.80%       8.59%      8.66%      8.81%       8.89%        9.03%          -           -

Interest Rate Swaps,
 Caps and Collars:

Variable to Fixed Swaps  $   15,000 $         - $        - $        - $         - $          - $   15,000 $        30

Average Pay Rate              5.96%           -          -          -           -            -          -           -
Average Receive Rate          6.73%           -          -          -           -            -          -           -

Interest Rate Caps                -           -     50,000          -           -            -     50,000          93
Average Cap Rate                  -           -      7.25%          -           -            -          -           -

Interest Rate Collars             -     100,000    100,000          -           -            -    200,000         176

Maximum Cap Rates                 -       6.64%      6.64%          -           -            -          -           -
Cap and Floor Rate                -       5.95%      6.30%          -           -            -          -           -
Minimum Floor Rate                -       4.65%      4.95%          -           -            -          -           -


    Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at September 30, 2000, plus the borrowing margin in effect at September 30, 2000. Average receive rates on the variable to fixed swaps are estimated by the Company using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at September 30, 2000.



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

Exhibit No.                      Description

27.01  Financial Data Schedule (supplied for the information of the Commission).

       (b) Reports on Form 8-K:

       No reports on Form 8-K were filed for the quarter ending September 30, 2000.

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

Date: November 14, 2000   By:    /s/ TIMOTHY J. RIGAS
                          ------------------------------------------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer

                          FRONTIERVISION HOLDINGS CAPITAL CORPORATION

Date: November 14, 2000   By:    /s/ TIMOTHY J. RIGAS
                          ------------------------------------------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer

                          FRONTIERVISION HOLDINGS CAPITAL II CORPORATION

Date: November 14, 2000   By:    /s/ TIMOTHY J. RIGAS
                          ------------------------------------------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer