Form 10-K
period 2000-12-31
FRONTIERVISION HOLDINGS LP; FRONTIERVISION HOLDINGS CAPITAL CORP; FRONTIERVISION HOLDINGS CAPITAL II CORP
filed 2001-04-02
CIK 1045710, 1045708, 1079201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      For the Year Ended December 31, 2000


__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        Commission file numbers: 333-36519, 333-36519-01 and 333-75567-01

                         FrontierVision Holdings, L.P.*
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

                                 (814) 274-9830
              (Registrant's telephone number, including area code)

        Securities registered pursuant to section 12(b) of the Act: None. Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


Number of shares of common stock of FrontierVision Holdings Capital Corporation and FrontierVision Holdings Capital II Corporation outstanding as of March 30, 2001: 100 and 1,000, respectively.


* FrontierVision Holdings, L.P., FrontierVision Holdings Capital Corporation and FrontierVision Holdings Capital II Corporation meet the conditions set forth in General Instruction I(1)(a) and (b) to the Form 10-K and are therefore filing with the reduced disclosure format.

Documents Incorporated by Reference: None.

                                                     FRONTIERVISION HOLDINGS, L.P.
                                                 FRONTIERVISION HOLDINGS CAPITAL CORP.
                                               FRONTIERVISION HOLDINGS CAPTIAL II CORP.

                                                         TABLE OF CONTENTS


SAFE HARBOR STATEMENT                                                                                           3

PART I

Item 1.       BUSINESS                                                                                          3

Item 2.       PROPERTIES                                                                                       17

Item 3.       LEGAL PROCEEDINGS                                                                                18

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              18

PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                   MATTERS                                                                                     19

Item 6.       SELECTED FINANCIAL DATA                                                                          19

Item 7.       MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS                                                                       20

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       25

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                      26

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE                                                                    52

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                               53

Item 11.      EXECUTIVE COMPENSATION                                                                           53

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                   53

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                   53

PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                                 54

SAFE HARBOR STATEMENT


        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations is forward-looking, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, FrontierVision Holdings, L.P. and subsidiaries ("Holdings" or the "Company"). These "forward looking statements" can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends," or "anticipates" or the negative thereof and the variations thereon or comparable terminology, or by discussions of strategy that involves risks or uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risks associated with the Company's growth and financing, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risks associated with reliance on the performance and financial condition of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027 of Adelphia Communications Corporation, or under Registration Statement Nos. 333-75567 and 333-36519 of Holdings, under the heading "Risk Factors". In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.


PART I
(Dollars in thousands, except subscriber rates)

ITEM 1.   BUSINESS

Introduction

        Holdings, wholly-owned by FrontierVision Partners, L.P., a Delaware limited partnership ("FVP"), is a Delaware limited partnership formed on September 3, 1997 for the purpose of acting as co-issuer with its wholly-owned subsidiary, FrontierVision Holdings Capital Corporation ("Holdings Capital"), of $237,650 aggregate principal amount at maturity, of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). FVP contributed to Holdings, both directly and indirectly, all of the outstanding partnership interests of FrontierVision Operating Partners, L.P. ("FVOP") prior to the issuance of the Discount Notes on September 19, 1997 and, as a result, FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), are wholly-owned, consolidated subsidiaries of Holdings. On December 2, 1998, FrontierVision Holdings Capital II Corporation ("Holdings Capital II"), a wholly-owned subsidiary of Holdings, was organized for the sole purpose of acting as co-issuer of $91,298 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes, Series B due 2007. As used herein, the "Company" collectively refers to Holdings and its consolidated subsidiaries.


        On October 1, 1999, FVP completed its sale of all outstanding partnership interests of FVP to Adelphia Communications Corporation ("Adelphia") in exchange for approximately $537,000 in cash, approximately 6.9 million shares of Adelphia Class A common stock and the assumption of certain liabilities. Adelphia is a leader in the telecommunications industry with cable television and local telephone operations. As of December 31, 2000, Adelphia owned and managed cable television systems with broadband networks that passed in front of 9,020,540 homes and served 5,741,368 basic subscribers.


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


        Holdings operates cable television systems ("Systems") in small and medium-sized suburban and exurban communities in the United States in four primary operating clusters - New England, Ohio, Kentucky and other smaller groups of cable television systems. As of December 31, 2000, the Company owned systems with broadband networks that passed in front of approximately 1,000,000 homes and served approximately 700,000 basic subscribers. In addition to traditional analog cable television, the Company, or one of its affiliates, offers a wide range of telecommunication services including digital cable television, high-speed data and internet access, paging and telephony.

Products and Services

    Video Services

        Holding's cable television systems receive a variety of television, radio and data signals transmitted to receiving sites ("headends") by way of off-air antennas, microwave relay systems and satellite earth stations. Signals are then modulated, amplified and distributed primarily through a network of fiber optic and coaxial cable to subscribers, who pay fees for the service. Cable television systems are generally constructed and operated pursuant to non-exclusive franchises awarded by state or local government authorities for specified periods of time.


        Systems typically offer subscribers a package of basic video services consisting of local and distant television broadcast signals, satellite-delivered non-broadcast channels (which offer programming such as news, sports, family entertainment, music, weather, shopping, etc.) and public, governmental and educational access channels.


        In addition, premium service channels, which provide movies, live and taped concerts, sports events and other programming, are offered for an extra monthly charge. Many of the Systems subscribers are also offered pay-per-view programming, which allows the subscriber to order special events or movies on a per event basis. Local, regional and national advertising time is also sold in the Systems, with commercial advertisements inserted on certain satellite-delivered non-broadcast channels. Holdings also sells advertising to various entities for local and national advertising on certain channels carried by Holdings, as well as mailings and other media.


        Digital video services are available to most of the Company's subscribers who lease a digital converter. Digital TV is a computerized method of defining, transmitting and storing information that makes up a television signal. Since digital signals can be "compressed," the Company can transmit up to 12 channels in the space currently used to transmit just one analog channel. Holdings' Digital TV subscribers may also receive "multichannel" premium services, such as four genres of HBO programming from east and west coast satellite feeds, enhanced pay-per-view options with up to 35 movie channels, up to 35 channels of digital music, an interactive on-screen program guide to help them navigate the new digital choices, video on demand and interactive programming and e-commerce.


    High-Speed Data and Internet Access

        Power Link, Adelphia's high-speed data service provided through cable modems and offered by the Company, which includes residential, institutional, and business service offerings, constitutes an alternative to the traditional slower speed data offerings available through Internet Service Providers ("ISPs"). Power Link offers customers speeds comparable to those available through a T1 line, at costs that compare to a typical ISP plus a second telephone line. The Company's deep fiber design allows the use of the expanded bandwidth potential of digital compression technology for data and video services. High-speed data services are now available at speeds far in excess of that which is currently available via a 28.8 or 56 kilobit per second telephone modem. In addition, using a high-speed cable modem and special ethernet card allows the user to bypass telephone lines and is always connected.


        The Company also offers high-speed internet access through the use of one way cable modems, which provide the high speeds of broadband on the data downstream and utilize a telephone line return path. One way cable modems enable the Company to offer the high-speed data service to the bulk of its customers, while completing the system buildout of two way broadband plant. When the plant is two way active, these modems can be upgraded across the network to no longer use the telephone line.

        The Company also offers traditional dial up internet access for those customers who initially prefer this method of internet access to the higher speeds of our broadband network. This establishes the Company as a full service internet provider and creates a customer base which can be upgraded to the high-speed service in the future.


    Other Services

        The Company offers wireless messaging services through a wholly-owned subsidiary of Adelphia, PageTime, Inc. ("PageTime"). PageTime provides one-way messaging services to Adelphia and its subsidiaries via resale arrangements with existing paging network operators.


        The Company also offers long distance telephone service on a resale basis. Services offered include state-to-state and in-state long distance, as well as 800 service, international calling, calling card services and debit card services. The Company's sales effort is focused on the consumer market and emphasizes the simplicity and savings of one low usage fee available 24 hours a day, 7 days a week with no monthly fee.


    Operating Strategy

        The Company's cable television operations strategy is to construct and operate a broadband network capable of offering a broad range of telecommunications services and providing superior customer service while maximizing operating efficiencies. The Company intends to continue to build on its expertise as a cable television service provider, and further its presence as a provider of bundled communications services. The Company's broadband network allows it to combine its cable television service with high-speed data and internet access, paging and telephony services. The Company expects to achieve these goals through internal growth and investment in and upgrade of its broadband networks.


        The Company considers technological innovation to be an important component of its service offerings and customer satisfaction. The Company intends to continue the upgrade of its network infrastructure to add channel capacity, increase digital transmission capabilities and further improve system reliability. These improvements will enable the Company to continue its introduction of additional services, such as digital video, high-speed data and internet service, impulse-ordered pay-per-view programming and interactive programming, which expand customer choices and are expected to increase Company revenues. Management believes that the Company is among the leaders in the cable industry in the deployment of fiber optic cable with one of the most advanced broadband network infrastructures.


    Recent Development of the Systems

        The Company has focused on acquiring and developing systems in markets which have favorable historical growth trends. The Company believes that strong household growth trends in its Systems' market areas are a key factor in positioning itself for future growth in basic subscribers. The Company will continue to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional market areas or in locations that can serve as the basis for new market areas, either directly or indirectly through joint ventures, where appropriate.


        On January 1, 2001, Adelphia closed on a cable systems exchange with Comcast Corporation. As a result of the transaction, FVOP added approximately 27,000 basic subscribers in Los Angeles, California in exchange for approximately 19,500 basic subscribers in Michigan. The cable systems exchange will be recorded at fair value and purchase accounting will be applied as of the date of the transaction.


    Financial Information

        The financial data regarding the Company's revenues, results of operations and identifiable assets as of and for the years ended December 31, 1996, 1997 and 1998, the nine months ended September 30, 1999, and as of and for the three months ended December 31, 1999 and the year ended December 31, 2000 are set forth in, and incorporated herein by reference to, Item 6 of this Annual Report on Form 10-K.


    Technologies and Capital Improvements

        The Company has made a substantial commitment to the technological development of the Systems and is aggressively investing in the upgrade of the technical capabilities of its cable plant in a cost efficient manner. The Company continues to deploy fiber optic cable and to upgrade the technical capabilities of its broadband networks. The result is significant increases in network capacity, digital capability, two-way communication and network reliability.


        The design of the current System upgrade, when completed, will deploy on average one fiber optic node for every two system plant miles or approximately one fiber node for every 180 homes passed compared to the industry norm of 500 to 1,000 homes passed per fiber optic node. Approximately 75% of the System will be upgraded to greater than 750 Mhz. Approximately 25% of the plant will remain at 550 Mhz. The upgraded system will be completely addressable and provide two-way communication capability. The additional bandwidth enables the Company to offer additional video, data and programming services. A portion of the bandwidth is allocated to service offerings such as two-way data, telephony and video-on-demand. The Company believes this combination of bandwidth and the relatively low number of homes passed per fiber node will provide adequate capacity and flexibility to offer existing and anticipated services into the foreseeable future with limited additional capital expenditures.


        The upgraded System, on average, will include only two active pieces of equipment between the headend and the home. Limiting the number of active pieces of equipment combined with the small number of homes per fiber node reduces the potential for mechanical failure and the number of subscribers affected by such a failure, all of which provides increased reliability to the customers.


    Subscriber Services and Rates

        The Company's revenues are derived principally from monthly subscription fees for various services. Rates to subscribers vary in accordance with the type of service selected. Although service offerings vary across franchise areas because of differences in network capabilities, each of the areas typically offer services at monthly prices ranging as follows:



                             Service                      Rate Range

                Basic Cable Television                 $  7.00 - 19.00
                Cable Value Cable Television           $ 11.00 - 28.00
                Premium Cable Television               $  9.00 - 14.00
                Digital Cable Television               $ 10.00
                High-Speed Internet Access             $ 35.00 - 50.00
                Dial-up Internet Access                $ 16.00
                Paging                                 $  7.00 - 35.00
                Long Distance                          $   .07 - .08 per minute


        An installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new subscribers.


        The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), as amended by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), deregulated basic service rates for systems in communities meeting the Federal Communications Commission ("FCC") definition of effective competition. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, substantially all of the Company's franchises were rate deregulated. However, in June 1991, the FCC amended its effective competition standard, which increased the number of cable systems which could be subject to local rate regulation. The 1992 Cable Act contains a definition of effective competition under which nearly all cable systems in the United States are subject to regulation of basic service rates. Additionally, the legislation (i) eliminated the 5% annual basic rate increase allowed by the 1984 Cable Act without local approval; (ii) allows the FCC to adjudicate the reasonableness of rates for non-basic service tiers, other than premium services, for cable systems not subject to effective competition in response to complaints filed by franchising authorities and/or cable subscribers; (iii) prohibits cable systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and (v) permits the FCC and franchising authorities more latitude in controlling rates and rejecting rate increase requests. The Telecommunications Act of 1996 (the "1996 Act") ended FCC regulation on nonbasic tier rates on March 31, 1999.


        For a discussion of FCC rate regulation and related developments, see "Legislation and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory and Competitive Matters."


    Franchises

        The 1984 Cable Act provides that cable operators may not offer cable service to a particular community without a franchise unless such operator was lawfully providing service to the community on July 1, 1984 and the franchising authority does not require a franchise. The Systems operate pursuant to franchises or other authorizations issued by governmental authorities, substantially all of which are nonexclusive. Such franchises or authorizations awarded by a governmental authority generally are not transferable without the consent of the authority. As of December 31, 2000, the Company held 1,164 franchises. Most of these franchises can be terminated prior to their stated expiration by the relevant governmental authority, after due process, for breach of material provisions of the franchise.


        Under the terms of most of the Company's franchises, a franchise fee (generally ranging up to 5% of the gross revenues of the cable system) is payable to the governmental authority. For the past three years, franchise fee expense incurred by the Company has averaged approximately 2.4% of gross system revenues.


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


        At the present time, cable television systems compete with other communications and entertainment media, including off-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including multimedia computers, videocassette recorders, digital video disc players and compact disc players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming and other services than that available off-air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."


        The 1992 Cable Act prohibits the award of exclusive franchises, prohibits franchising authorities from unreasonably refusing to award additional franchises and permits them to operate cable systems themselves without franchises.


        Individuals presently have the option to purchase either C-band earth stations or high-powered direct broadcast satellites ("DBS") utilizing video compression technology. Earth Station technology requires expensive equipment and room to spin to see more than one satellite, as well as limits on capacity. DBS technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology is being used by cable operators to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where a cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS is being heavily marketed on a nationwide basis by competing service providers. Congress passed the Satellite Home Viewer Act in late 1999. The law allows DBS providers to offer local broadcast channels. DBS companies have since added a number of local channels in some regions, a trend that will continue, thus lessening the distinction between cable television and DBS service. DBS subscribers in Vermont exist at levels sufficient for the FCC to have declared that all of the Company's systems are subject to effective competition in that state and therefore, deregulated as to rates and charges for cable service at the basic, as well as cable programming service level.


        Cable communications systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS"), commonly called wireless cable systems, which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's Systems. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees and are subject to fewer regulatory requirements than cable television systems. MMDS systems' ability to compete with cable television systems has previously been limited by channel capacity, the inability to obtain programming and regulatory delays. Recently, however, MMDS systems have developed digital compression technology which provides for more channel capacity and better signal delivery. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. A series of actions taken by the FCC, including reallocating certain frequencies to wireless services, are intended to facilitate the development of wireless cable television spectrum that will be used by wireless operators to provide additional channels of programming over longer distances. Several Regional Bell Operating Companies acquired interests in major MMDS companies. The Company is unable to predict whether wireless video services will have a material impact on its operations.


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


        The FCC also has initiated a new rulemaking proceeding looking toward the allocation of frequencies in the 28 Ghz range for a new multi-channel wireless video service which could make 98 video channels available in a single market. It cannot be predicted at this time whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of cable television systems.


        The FCC has recently auctioned a sizable amount of spectrum in the 31 Ghz band for use by a new wireless service, LMDS, which among other uses, can deliver over 100 channels of digital programming directly to consumers' homes. The FCC auctioned this spectrum to the public during 1998, with cable operators and local telephone companies restricted in their participation in this auction. The extent to which the winning licenses in this service will use this spectrum in particular regions of the country to deliver multichannel video programming to subscribers, and therefore provide competition for franchised cable systems, is at this time, uncertain. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


        The 1996 Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity of an "open video system" must be available to programmers unaffiliated with the local telephone company. The "open video system" concept replaces the FCC's video dialtone rules. The 1996 Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers. With certain limited exceptions, neither a local exchange carrier nor a cable operator can acquire more than 10% of the other entity operating within its own service area.


        Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry. The ability of cable systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining and delivering attractive programming. The availability and exclusive use of a sufficient amount of quality programming may in turn be affected by developments in regulation or copyright law. See "Legislation and Regulation."


        The cable television industry competes with radio, television, the internet, and print media for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.


    Employees

        At January 26, 2001, there were 1,507 full-time employees of the Company, of which 14 were covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

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

FCC Regulation


         The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, signal leakage and frequency use, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.


    Rate Regulation

        The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional non-basic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable television systems were not subject to rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to rate regulation of basic service. The 1996 Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite television systems. Satisfaction of this test deregulates all rates.


        For cable systems not subject to effective competition, the 1992 Cable Act required the FCC to adopt a formula for franchising authorities to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers, other than per-channel or per-program services, in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring basic customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of compliance; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Act limited the class of complainants regarding cable programming service tier rates to franchising authorities only, after first receiving two rate complaints from local customers, and ended FCC regulation of cable programming service tier rates on March 31, 1999. The 1996 Act also relaxed existing uniform rate requirements by specifying that such requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing may be lodged with the FCC.


        The FCC's implementing regulations contain standards for the regulation of basic service rates. Local franchising authorities and the FCC, respectively, are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic services and associated equipment, and refunds can be required. The FCC adopted a benchmark price cap system for measuring the reasonableness of existing basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment, converter boxes and remote control devices, for example, and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase on the basic tier for "significant" system rebuilds or upgrades.

        Finally, there are regulations which require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable television system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable television systems that do not have such technical capability is available until a cable television system obtains the capability, but not later than December 2002.


    Carriage of Broadcast Television Signals

        The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are "local" to a cable television system, that is to say that the system is located in the station's designated market area, to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for "retransmission consent" to carry the station. The next election between must-carry and retransmission consent will be October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (a) a 50 mile radius from the station's city of license; or (b) the station's Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Company, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC recently completed a rulemaking proceeding dealing with the carriage of television signals in high definition and digital formats. The FCC decided that local television broadcast stations transmitting solely in a digital format are presently entitled to carriage. However, stations transmitting in both digital and analog formats, which is permitted during the current transition period, have no carriage rights for the digital format until they cease transmitting an analog signal.


    Franchise Fees and Other Franchise Requirements

        Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable television system's annual gross revenues. Under the 1996 Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services, although they may be able to exact some additional compensation for the use of public rights-of-way. Franchising authorities are also empowered, in awarding new franchises or renewing existing franchises, to require cable television operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.


    Renewal of Franchises

        The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee's performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as rebuilding facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable television system or franchises, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises.

        The 1992 Cable Act makes several changes to the process under which a cable television operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the "level" of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is stopped if, after giving the cable television operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."


    Channel Set-Asides

        The 1984 Cable Act permits local franchising authorities to require cable television operators to set aside certain television channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties to provide programming that may compete with services offered by the cable television operator. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.


    Ownership

        The 1996 Act repealed the statutory ban against local exchange carriers providing video programming directly to customers within their local exchange telephone service areas. Consequently, the 1996 Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Act and FCC rules adopted to implement the 1996 Act, local exchange carriers may provide video service as broadcasters, common carriers, or cable operators.


        The 1996 Act generally prohibits local exchange carriers from purchasing any ownership interest in a cable television system exceeding 10% located within the local exchange carriers telephone service area, prohibits cable operators from purchasing local exchange carriers whose service areas are located within the cable operator's franchise area, and prohibits joint ventures between operators of cable television systems and local exchange carriers operating in overlapping markets. There are some statutory exceptions, including a rural exemption that permits buyouts in which the purchased cable television system or local exchange carrier serves an exurban area with fewer than 35,000 inhabitants, and exemptions for the purchase of small cable television systems located in exurban areas. Also, the FCC may grant waivers of the buyout provisions in certain circumstances.


        The 1996 Act makes several other changes to relax ownership restrictions and regulations of cable television systems. The 1996 Act repeals the 1992 Cable Act's three-year holding requirement pertaining to sales of cable television systems. The statutory broadcast/cable cross-ownership restrictions imposed under the 1984 Cable Act have been eliminated, although the FCC's regulations prohibiting broadcast/cable common-ownership currently remain in effect. The FCC's rules also generally prohibit cable operators from offering satellite master antenna service separate from their franchised systems in the same franchise area, unless the cable operator is subject to "effective competition" there.


        The 1996 Act amends the definition of a "cable system" under the Communications Act of 1934 (the "Communications Act") so that competitive providers of video services will be regulated and franchised as "cable systems" only if they use public rights-of-way. Thus, a broader class of entities providing video programming may be exempt from regulation as cable television systems under the Communications Act.


        Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable television systems which a single cable television operator can own. In general, no cable television operator can have an attributable interest in cable television systems which serve more than 30% of all multi-channel video programming distributors nationwide. Attributable interests for these purposes include voting interests of 5% or more, non-voting interests of 33% or more of the total assets (debt plus equity), officerships, directorships and general partnership interests.


        The FCC has also adopted rules which limit the number of channels on a cable television system which can be occupied by national video programming services in which the entity which owns the cable television system has an attributable interest. The limit is 40% of the first 75 activated channels. The U.S. Court of Appeals for the District of Columbia Circuit recently overturned the 30% multiple ownership and 40% programming interest rules on the ground that they are an unsupported intrusion on cable operators' First Amendment rights. The rulemaking decision was remanded to the FCC for further proceedings. The constitutionality of the underlying statute had previously been sustained by the same court. The FCC has yet to announce what action it will take on either of these limitations.


        The 1996 Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems.


    Access to Programming

        The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. Certain of these restrictions are scheduled to sunset in October 2002 unless the FCC decides that they should be continued.


    Privacy

        The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator was found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.


    Franchise Transfers

        The 1992 Cable Act requires franchising authorities to act on any franchise transfer request within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.


    Technical Requirements

        The FCC has imposed technical standards applicable to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108 to 137 MHz and 225 to 400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable television system signal leakage. Periodic testing by cable television operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Act, local franchising authorities may not prohibit, condition or restrict a cable television system's use of any type of customer equipment or transmission technology.


        The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, are required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of January 1, 2005, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.


        Pursuant to the 1992 Cable Act, the FCC has adopted rules implementing an emergency alert system. The rules require all cable television systems to provide an audio and video emergency alert system message on at least one programmed channel and a video interruption and an audio alert message on all programmed channels. The audio alert message is required to state which channel is carrying the full audio and video emergency alert system message. The FCC rules permit cable television systems either to provide a separate means of alerting persons with hearing disabilities of emergency alert system messages, such as a terminal that displays emergency alert system messages and activates other alerting mechanisms or lights, or to provide audio and video emergency alert system messages on all channels. Cable television systems with 10,000 or more basic customers per headend were required to install emergency alert system equipment capable of providing audio and video emergency alert system messages on all programmed channels by December 31, 1998. Cable television systems with 5,000 or more but fewer than 10,000 basic customers per headend will have until October 1, 2002 to comply with that requirement. Cable television systems with fewer than 5,000 basic customers per headend will have a choice of providing either a national level emergency alert system message on all programmed channels or installing emergency alert system equipment capable of providing audio alert messages on all programmed channels, a video interrupt on all channels, and an audio and video emergency alert system message on one programmed channel. This must be accomplished by October 1, 2002.


    Inside Wiring; Customer Access

        In a 1997 order, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. Additionally, the FCC has proposed to restrict exclusive contracts between building owners and cable operators or other multichannel video programming distributors. The FCC has also recently issued an order preempting state, local and private restrictions on over-the-air reception antennas placed on rental properties in areas where a tenant has exclusive use of the property, such as balconies or patios. However, tenants may not install such antennas on the common areas of multiple dwelling units, such as on roofs. This new order may limit the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise would prohibit, for example, placement of direct broadcast satellite television systems television receiving antennae in multiple dwelling unit areas, such as apartment balconies or patios, under the exclusive occupancy of a renter.


    Pole Attachments

        The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Several states in which we operate have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula begin in 2001, and will be phased in by equal increments over the five ensuing years. The FCC recently ruled that the provision of internet services will not, in and of itself, trigger use of the new formula. However, the U.S. Court of Appeals for the Eleventh Circuit held that, since internet provision is neither a "cable service" or a "telecommunications service," neither rate formula applies to a cable operator which offers internet service and, therefore, public utilities are free to charge what they please. The U.S. Supreme Court has agreed to review this decision. The FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space.


    Other Matters

        FCC regulation pursuant to the Communications Act also includes matters regarding a cable television system's carriage of local sports programming; restrictions on origination and cablecasting by cable television operators; rules governing political broadcasts; equal employment opportunity; deletion of syndicated programming; registration procedure and reporting requirements; customer service; closed captioning; obscenity and indecency; program access and exclusivity arrangements; and limitations on advertising contained in nonbroadcast children's programming.


        The FCC has recently issued a Notice of Inquiry covering a wide range of issues relating to Interactive Television ("ITV"). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC has posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.


    Copyright

        Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable television operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable television system with respect to over-the-air television stations. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office. Cable television operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.


        Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable television operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable television systems. Such negotiated agreements would likely increase the cost to cable television operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable television operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.


        Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and basic cable networks, such as USA Network, is licensed by the networks through private agreements with the American Society of Composers and Publishers, generally known as ASCAP, and BMI, Inc., the two major performing rights organizations in the United States. Both the American Society of Composers and Publishers and BMI offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their customers.


        Licenses to perform copyrighted music by cable television systems themselves, including on local origination channels, in advertisements inserted locally on cable television networks, and in cross-promotional announcements, must be obtained by the cable television operator from the American Society of Composers and Publishers, BMI and/or SESAC, Inc.

    State and Local Regulation


        Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The terms and conditions of each franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable television system. The 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments. The 1996 Act prohibits a franchising authority from either requiring or limiting a cable television operator's provision of telecommunications services.


        Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility.


        The foregoing describes all material present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or us can be predicted at this time.


    Internet Access Service

        We offer a service which enables consumers to access the internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of internet access services which are known as internet service providers. Internet service providers include such companies as America Online and Mindspring Enterprises as well as major telecommunications providers, including AT&T and local exchange telephone companies. Recently, several internet service providers asked the FCC as well as local authorities to require cable companies offering internet access services over their broadband facilities to allow access to those facilities on an unbundled basis to other internet service providers. In a recent report on the deployment of advanced telecommunications capability under Section 706 of the 1996 Act, the FCC declined to convene a proceeding to consider whether to impose such an access requirement on cable companies. However, the FCC indicated that it would continue to monitor the issue of broadband deployment. Also, the FCC denied requests by certain internet service providers that it condition its approval of the merger of AT&T and TCI, now known as AT&T Broadband, LLC, on a requirement that those companies allow access by internet service providers to their broadband facilities. Several local jurisdictions also are reviewing this issue. Last year, the U.S. Court of Appeals for the Ninth Circuit overturned a requirement, imposed by a local franchising authority in the context of a franchise transfer, that the cable operator, if it chooses to provide internet service, must provide open access to its system for other internet service providers on the ground that internet access is not a cable service and thus is not subject to local franchising authority regulation. U.S. District Courts in Virginia and Florida have also held that a local franchising authority cannot impose an open access requirement. An appeal from the Virginia ruling is pending before the Fourth Circuit.


        There are currently few laws or regulations which specifically regulate communications or commerce over the internet. Section 230 of the Communications Act, added to that act by the 1996 Act, declares it to be the policy of the

United States to promote the continued development of the internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the internet involved the dissemination of obscene or indecent materials. The provisions of the 1996 Act generally referred to as the Communications Decency Act were found to be unconstitutional by the United States Supreme Court in 1997.


    Local Telecommunications Services

        The 1996 Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service.


        We may in the future allow our cable infrastructure to be used for the provision of local telecommunications services to residential and business consumers. Local telecommunications service is subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as "exchange access," is subject to regulation both by the FCC and by state utility commissions. As a provider of local exchange service, we would be subject to the requirements imposed upon local exchange carriers by the 1996 Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation. Our ability to successfully offer local telecommunications service will be dependent, in part, on the opening of local telephone networks by incumbent local telephone companies as required of them by the 1996 Act. In January 1999, the United States Supreme Court reversed and vacated in part an earlier decision of a federal court of appeals striking down portions of the FCC's 1996 rules governing local telecommunications competition. The Supreme Court held that the FCC has authority under the Communications Act to establish rules to govern the pricing of facilities and services provided by incumbent local exchange carriers ("ILECs") to open their local networks to competition. However, in July 2000, the U.S. Court of Appeals for the Eighth Circuit vacated several FCC rules concerning interconnection and pricing of ILEC network elements, including a rule that mandates that ILECs set prices for unbundled network elements at the lowest cost network configuration, and another rule that would have required the ILECs to bundle combinations of network elements at the competing carrier's request. The U.S. Supreme Court decided to review this decision (consolidated with four other lower court challenges to the FCC's interconnection rules) in its next session, which commences in October 2001. How these questions are resolved will impact our ability to provide local telecommunications service in competition with incumbent local exchange telephone companies.


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


ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands)

        As described in Part I, the acquisition of the Company by Adelphia occurred on October 1, 1999. Accordingly, the following tables present selected consolidated financial data derived from Holdings' financial statements as of and for the three months ended December 31, 1999, and the year ended December 31, 2000 (referred to herein as "New Holdings"), which has been audited by Deloitte & Touche, LLP, independent auditors. Also included are consolidated selected financial data derived from Holdings' consolidated financial statements as of and for the years ended December 31, 1996, 1997 and 1998 and the nine months ended September 30, 1999 (referred to herein as "Old Holdings"), which have been audited by KPMG LLP, independent auditors.


                                                           Old Holdings                             New Holdings
                                    -------------------------------------------------------  ---------------------------

                                                                                  Nine          Three
                                                                              Months Ended   Months Ended   Year Ended
                                          Year Ended December 31,             September 30,   December 31,  December 31,
                                    ----------------------------------------- -------------  ------------- -------------
                                         1996          1997          1998          1999           1999          2000
                                    ------------- ------------- ------------- -------------  ------------- -------------
Statement of Operations Data:
Revenues                             $   76,464    $  145,126    $  245,134    $  221,032     $   75,375    $  315,547
Operating expenses (a)                   42,111        78,732       130,783       130,162         37,381       160,378
Depreciation and amortization            36,723        67,327       117,120       108,987         24,234        97,809
Management fees                               -             -             -             -          1,879             -
Transaction costs                             -             -             -        17,077            269             -
                                    ------------- ------------- ------------- -------------  ------------- -------------
Operating (loss) income                  (2,370)         (933)       (2,769)      (35,194)        11,612        57,360
Interest expense                        (21,423)      (46,180)      (85,910)      (75,551)       (25,399)     (107,531)
Other (expense) income                       (8)          (57)         (526)        8,961              -             -
                                    ------------- ------------- ------------- -------------  ------------- -------------
Loss before income taxes and
  extraordinary loss (b)                (23,801)      (47,170)      (89,205)     (101,784)       (13,787)      (50,171)
Income tax benefit (expense)                  -             -         2,927         2,082           (271)          109
Extraordinary loss (b)                        -        (5,046)            -             -              -             -
                                    ------------- ------------- ------------- -------------  ------------- -------------
Net loss                             $  (23,801)   $  (52,216)   $  (86,278)   $  (99,702)    $  (14,058)   $  (50,062)
                                    ============= ============= ============= =============  ============= =============


                                                                  Old Holdings                       New Holdings
                                                      -------------------------------------  ----------------------------

                                                                  December 31,                       December 31,
                                                      -------------------------------------  ----------------------------
                                                          1996        1997         1998           1999          2000
                                                      ------------ ----------- ------------  ------------- --------------
Balance Sheet Data:
Total assets                                          $   549,168  $  927,275  $ 1,210,421    $ 2,221,105  $   2,362,975
Total debt (c)                                            398,194     787,047    1,121,142      1,169,196      1,208,040
Partners' equity                                          130,003     115,440       29,162        974,799      1,065,988

(a)  Includes direct operating and programming and selling, general and administrative expenses.
(b)  Extraordinary loss relates to loss on the early retirement of debt.
(c)  Excludes affiliate debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands)

See Safe Harbor Statement following the table of contents, which section is incorporated by reference herein.


    Introduction

        On October 1, 1999, FVP completed its sale of all outstanding partnership interests of FVP to Adelphia in exchange for approximately $537,000 in cash, approximately 6.9 million shares of Adelphia Class A common stock and the assumption of certain liabilities.


    Results of Operations

General


        Holdings operates cable television systems ("Systems") in small and medium-sized suburban and exurban communities in the United States in four primary operating clusters - New England, Ohio, Kentucky and other smaller clusters of cable television systems. As of December 31, 2000, the Company owned systems with broadband networks that passed in front of approximately 1,000,000 homes and served approximately 700,000 basic subscribers. In addition to traditional analog cable television, the Company, or one of its affiliates, offers a wide range of telecommunication services including digital cable television, high-speed data and internet access, paging and telephony.


        Holdings earned substantially all of its revenues in the years ended December 31, 1998, 1999 and 2000 from monthly subscriber fees for basic, satellite, digital, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming and high-speed data services.


        The changes in Holdings' results of operations for the year ended December 31, 1999 and 2000, compared to the respective prior periods, were primarily the result of acquisitions, expanding existing cable television operations and the impact of increased advertising sales and other service offerings.


        The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the continued upgrade and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Holdings expects to report net losses for the next several years.


Comparison of the Years Ended December 31, 1998, 1999 and 2000


        For purposes of the following table and discussion, the operating results for the nine months ended September 30, 1999 of Old Holdings have been combined with the operating results for the three months ended December 31, 1999 of New Holdings in order to provide a more meaningful basis for comparing the years ended December 31, 1998, 1999 and 2000. The combined results of Old Holdings and New Holdings will be referred to as "Combined Holdings" in the table below and discussion that follows. The following table sets forth the historical percentage relationship to revenues of the components of operating income. As a result of Holdings' limited operating history, we believe that the results of operations for the periods presented in this table are not indicative of our future results. Depreciation, amortization and certain other line items included in the operating results of Combined Holdings are not necessarily comparable between periods as the three month New Holdings period ended December 31, 1999 includes the effect of the purchase accounting adjustments related to Adelphia's acquisition of FVP. The combining of Old Holdings and New Holdings accounting periods is not in accordance with accounting principles generally accepted in the United States of America. See Note 1 to the accompanying consolidated financial statements for additional information regarding Adelphia's acquisition of FVP.

                                                                      Percentage of Revenues
                                                                     Year Ended December 31,
                                                               --------------------------------------
                                                                   Old         Combined      New
                                                                 Holdings      Holdings    Holdings
                                                               ------------  -----------  -----------
                                                                   1998          1999         2000
                                                               ------------  -----------  -----------
            Revenues                                               100.0%       100.0%       100.0%

            Expenses:
                 Operating expenses (a)                             53.4%        56.5%        50.8%
                 Depreciation and amortization                      47.8%        44.9%        31.0%
                 Transaction costs                                     -          5.9%           -
                 Management fees to managing affiliate                 -          0.6%           -
                                                               ------------  ----------- ------------
                 Operating (loss) income                           (1.2%)       (7.9%)        18.2%
                                                               ============  =========== ============

            (a) Includes direct operating and programming
                and selling, general and administrative expenses.


    Revenues

        Revenues increased 20.9% for the combined year ended December 31, 1999 compared with the year ended December 31, 1998 primarily attributable to acquisition activity during 1998. Revenues increased 6.5% for the year ended December 31, 2000 compared with the combined year ended December 31, 1999, primarily attributable to digital customer growth, the continued growth in national and local advertising sales, and management fees charged to an affiliate company.


    Operating Expenses

        These expenses, which are comprised mainly of programming costs, technical expenses, and costs relating to system offices, customer service representatives and sales and administrative employees, increased 28.1% for the combined year ended December 31, 1999 compared with the year ended December 31, 1998. This increase was primarily attributable to acquisition activity during 1998. Operating expenses decreased 4.3% for the year ended December 31, 2000 compared with the combined year ended December 31, 1999, primarily attributable to synergies realized from a reduction in corporate overhead and a reduction in programming costs due to the acquisition of FVP by Adelphia. This decrease in operating expenses was somewhat offset by increases in programming rates and costs associated with new services.


    Depreciation and Amortization

        Depreciation and amortization increased 13.7% for the combined year ended December 31, 1999 compared with the respective prior year, primarily due to increased depreciation related to acquisition activity, capital expenditures and additional depreciation and amortization expenses resulting from the acquisition of FVP by Adelphia. This increase in depreciation and amortization in the combined year ended December 31, 1999 was partially offset in the fourth quarter of 1999 by a reduction in depreciation and amortization expense caused by conforming the Company's depreciation and amortization periods to those of Adelphia. Also, during the nine months ended September 30, 1999, the Company disposed of certain cable television systems which offset a portion of the increase. Depreciation and amortization decreased 26.6% for the year ended December 31, 2000 compared with the combined year ended December 31, 1999. The decrease is primarily due to conforming the Company's depreciation and amortization periods to those of Adelphia as of October 1, 1999.


    Transaction Costs

        Transaction costs amounting to approximately $17,346 were recognized in the combined year ended December 31, 1999. These costs were incurred in connection with the acquisition of FVP by Adelphia and are mainly comprised of bonus, severance and deferred compensation paid to certain of the Company's former executives.

    Management Fees to Managing Affiliate

        Holdings has an agreement with a subsidiary of Adelphia (the "Managing Affiliate") which provides for the payment of management fees by Holdings of up to 5% of gross revenues. For the three month period ended December 31, 1999, payments in the amount of $1,879 were made to the Managing Affiliate. No amounts were paid to the Managing Affiliate during the year ended December 31, 2000.


    Interest Expense

        For the combined year ended December 31, 1999 and the year ended December 31, 2000, interest expense increased 17.5% and 6.5%, respectively, compared to the respective preceding year. The increase in interest expense was primarily attributable to an increase in the average interest rate and the average amount of debt outstanding due to acquisitions and capital expenditures.


    Other

        Included in other for the combined year ended December 31, 1999 is a gain of approximately $1,600 recognized on the January 7, 1999 sale of certain cable television system assets to Helicon Partners I, L.P. and a gain of approximately $7,324 recognized on the June 1, 1999 exchange of five cable television systems with Intermedia Partners, L.P. IV.


Liquidity and Capital Resources


        The cable television business is capital intensive and typically requires continual financing for the construction, modernization, maintenance, expansion and acquisition of cable systems. During the three years in the period ended December 31, 2000, the Company committed substantial capital resources for these purposes. These expenditures were funded through bank borrowings, equity investments, advances from affiliates, issuance of public debt securities and internally generated funds.


        For the combined year ended December 31, 1999 and the year ended December 31, 2000, cash provided by operating activities totaled $37,071 and $73,735, respectively; cash used for investing activities totaled $94,762 and $214,206, respectively and cash provided by financing activities totaled $60,012 and $140,135, respectively. The Company's aggregate outstanding borrowings as of December 31, 2000 were $1,208,040. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.


    Capital Expenditures

        Capital expenditures for the years ended December 31, 1998, 1999 and 2000 were $65,570, $89,024, and $211,078, respectively. The increases in capital expenditures for the years ended December 31, 1999 and 2000 compared to the respective prior years were primarily due to the impact of acquired systems and increased investment related to the rebuilding and upgrading of the Company's broadband network. The Company expects capital expenditures for 2001 to range from $180,000 to $220,000.


    Financing Activities

        The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of financing from both parent and external sources. During the three year period ended December 31, 2000, the Company funded its working capital requirements, capital expenditures, and acquisitions through long-term borrowings from banks, equity investments, advances from affiliates, issuance of public debt securities and internally generated funds. The Company generally has funded the principal and interest obligations on its long-term borrowings by advances from affiliates, and by paying the interest out of internally generated funds.


        At December 31, 2000, the Company's total outstanding debt aggregated approximately $1,208,040, which included $313,340 of parent debt and $894,700 of subsidiary public, bank and other debt. As of December 31, 2000, Holdings' subsidiaries had an aggregate of approximately $100,000 in unused credit lines and cash and cash equivalents. The Company's scheduled maturities of debt are currently $36,734 for the year ending December 31, 2001.


        At December 31, 2000, FVOP had $200,000 outstanding under the revolving credit facility, $215,000 outstanding under the 7.75 year term loan and $247,406 outstanding under the 8.25 year term loan. The weighted average interest rate at December 31, 2000 on the outstanding borrowings under the revolving credit facility were approximately 8.69%. Under the 7.75 year term loan and the 8.25 year term loan, the weighted average rates were approximately 8.63% and 9.26%, respectively. FVOP has entered into interest rate protection agreements for $250,000 of borrowings through April 2002.


        These loans require maintenance of certain financial ratios by the subsidiaries. Management believes that the borrowers were in compliance with the borrowing covenants at December 31, 2000.


    Resources

        The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by the Company, or its subsidiaries of public or private debt, the negotiation of new or amended credit facilities and advances from affiliates. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in its and its subsidiaries' credit agreements and indentures, including covenants under which the ability to incur indebtedness is in part a function of applicable ratios of total debt to cash flow.


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


        Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, systems swaps, sales of all or part of cable companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when.


Recent Accounting Pronouncements


        Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations or other comprehensive income. The adoption of this standard and any transition adjustment will not have a significant effect on the Company's consolidated results of operations or financial position.

Inflation


        The Company believes that inflation did not have a significant effect on its results of operations during the three year period ended December 31, 2000. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At December 31, 2000, after giving effect to interest rate protection agreements, approximately $433,994 of the Company's total debt was subject to floating interest rates.


Regulatory and Competitive Matters


        The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. The 1992 Cable Act significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and increased the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic programming services based upon a benchmark methodology, and
(ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services. The 1996 Act ended FCC regulation of cable programming service tier rates on March 31, 1999.


        Rates for basic services are set pursuant to a benchmark formula. Alternatively, a cable operator may elect to use a cost-of-service methodology to show that rates for basic services are reasonable. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or completes a significant system rebuild or upgrade. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.


        The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. The Company cannot predict the effect of future rulemaking proceedings or changes to the rate regulations.


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


        The 1996 Act repealed the prohibition on CLECs from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized CLECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although CLECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the CLEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept.


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


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

        The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company has entered into interest rate cap and collar agreements to reduce the impact of changes in interest rates. As of December 31, 2000, the Company had an interest rate cap agreement covering notional principal of $50,000 that expires during 2002 that fixes the interest rate at an average of 7.25%. As of December 31, 2000, the Company had interest rate collar agreements covering a notional amount of $200,000, with $100,000 expiring in each of 2001 and 2002. The interest rate collar agreements have floor and cap rates of 5.95% and 6.30%, respectively, for the agreements expiring in 2001 and 2002, with maximum cap rates of 6.64% and minimum floor rates of 4.65% and 4.95%, respectively. The Company does not enter into any interest rate swap, cap, or collar agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk based on the amounts outstanding as of December 31, 2000.

                                            Expected Maturity
                         --------------------------------------------------------                              Fair
                            2001       2002        2003       2004       2005      Thereafter     Total        Value
                         ---------- ----------- ---------- ----------- ---------- ------------ ----------- ------------
Debt:
Fixed Rate               $        - $         - $        - $        -  $        - $    528,658 $  528,658  $  482,506
   Average Interest Rate          -           -          -          -           -       11.54%          -           -

Variable Rate                34,575      44,575     55,825     60,212     342,219      125,000    662,406     662,406
   Average Interest Rate      7.75%       7.42%      7.69%      7.84%       7.84%        8.00%          -           -

Interest Rate
 Caps and Collars:

Interest Rate Cap                 -      50,000          -          -           -            -     50,000          18
Average Cap Rate                  -       7.25%          -          -           -            -          -           -

Interest Rate Collars       100,000     100,000          -          -           -            -    200,000        (166)
Maximum Cap Rates             6.64%       6.64%          -          -           -            -          -           -
Cap and Floor Rates           5.95%       6.30%          -          -           -            -          -           -
Minimum Floor Rates           4.65%       4.95%          -          -           -            -          -           -


        Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 2000, plus the borrowing margin in effect at December 31, 2000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and related notes thereto and independent auditors' report follow.



                          INDEX TO FINANCIAL STATEMENTS
                                                                                                               Page
FrontierVision Holdings, L.P. and Subsidiaries:
   Independent Auditors' Report - KPMG LLP                                                                      27
   Independent Auditors' Report - Deloitte & Touche LLP                                                         28
   Consolidated Balance Sheets as of December 31, 1999 and 2000                                                 29
   Consolidated Statements of Operations for the Year Ended December 31, 1998,
     the Nine Months Ended September 30, 1999, the Three Months Ended December 31, 1999 and
     the Year Ended December 31, 2000                                                                           30
   Consolidated Statements of Partners' Equity (Deficiency) for the Year Ended December 31,
     1998, the Nine Months Ended September 30, 1999,  the Three Months Ended
     December 31, 1999 and the Year Ended December 31, 2000                                                     31
   Consolidated Statements of Cash Flows for the Year Ended December 31, 1998,
     the Nine Months Ended September 30, 1999, the Three Months Ended December 31, 1999, and the
     Year Ended December 31, 2000                                                                               32
   Notes to Consolidated Financial Statements                                                                   33


FrontierVision Holdings Capital Corporation:
   Independent Auditors' Report                                                                                 46
   Balance Sheets as of December 31, 1999 and 2000                                                              47
   Note to Balance Sheets                                                                                       48


FrontierVision Holdings Capital II Corporation:
   Independent Auditors' Report                                                                                 49
   Balance Sheets as of December 31, 1999 and 2000                                                              50
   Note to Balance Sheets                                                                                       51

INDEPENDENT AUDITORS' REPORT

FrontierVision Holdings, L.P.:

        We have audited the accompanying consolidated statements of operations, partners' equity (deficiency) and cash flows of FrontierVision Holdings, L.P. and subsidiaries for the year ended December 31, 1998 and the nine months ended September 30, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statements schedules as of and for the year ended December 31, 1998 and the nine months ended September 30, 1999 listed in the index at Item 14. These consolidated financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.


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


        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of FrontierVision Holdings, L.P. and subsidiaries for the year ended December 31, 1998 and the nine months ended September 30, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set therein.



KPMG LLP


Denver, Colorado
November 10, 1999

INDEPENDENT AUDITORS' REPORT


FrontierVision Holdings, L.P.:

        We have audited the accompanying consolidated balance sheets of FrontierVision Holdings, L.P. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, partners' equity, and cash flows for the three months ended December 31, 1999 and the year ended December 31, 2000. Our audits also included the financial statement schedules as of and for the three months ended December 31, 1999 and as of and for the year ended December 31, 2000 listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.


        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FrontierVision Holdings, L.P. and subsidiaries at December 31, 1999 and 2000 and the results of their operations and their cash flows for the three months ended December 31, 1999 and the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Pittsburgh, Pennsylvania

March 16, 2001

                                FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                            (Dollars in thousands)


                                                                                       December 31,
                                                                              -------------------------------
                                                                                  1999             2000
                                                                              --------------  ---------------
ASSETS
Property, plant and equipment - net                                           $    407,554     $    595,019
Intangible assets - net                                                          1,764,221        1,719,828
Cash and cash equivalents                                                            7,412            7,076
Subscriber receivables - net                                                        13,800           14,896
Prepaid expenses and other assets - net                                             28,118           26,156
                                                                              --------------  ---------------

     Total assets                                                             $  2,221,105     $  2,362,975
                                                                              ==============  ===============

LIABILITIES AND PARTNERS' EQUITY

Subsidiary debt                                                               $    874,522     $    873,112
Parent debt                                                                        284,501          313,340
Other debt                                                                          10,173           21,588
Accounts payable                                                                    34,871           28,547
Subscriber advance payments and deposits                                             8,404            7,985
Accrued interest and other liabilities                                              23,790           36,664
Deferred income taxes                                                               10,045           15,751
                                                                              --------------  ---------------
             Total liabilities                                                   1,246,306        1,296,987
                                                                              --------------  ---------------

Commitments and contingencies (Note 9)

Partners' equity:
     FrontierVision Partners, L.P.                                                 973,824        1,064,922
     FrontierVision Holdings, LLC                                                      975            1,066
                                                                              --------------  ---------------
             Total partners' equity                                                974,799        1,065,988
                                                                              --------------  ---------------

             Total liabilities and partners' equity                           $  2,221,105     $  2,362,975
                                                                              ==============  ===============




                                            See notes to consolidated financial statements.

                                       FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Dollars in thousands)

                                                                   Old Holdings                       New Holdings
                                                        ----------------------------------  ----------------------------------
                                                              Year          Nine Months      Three Months          Year
                                                             Ended             Ended             Ended            Ended
                                                          December 31,     September 30,     December 31,      December 31,
                                                              1998             1999              1999              2000
                                                        ----------------- ----------------  ---------------- -----------------
Revenues                                                 $      245,134   $      221,032    $       75,375    $      315,547
                                                        ----------------- ----------------  ---------------- -----------------

Operating expenses:
     Direct operating and programming                            89,424           86,813            24,461           107,191
     Selling, general and administrative                         41,359           43,349            12,920            53,187
     Depreciation and amortization                              117,120          108,987            24,234            97,809
     Transaction costs                                                -           17,077               269                 -
     Management fees to managing affiliate                            -                -             1,879                 -
                                                        ----------------- ----------------  ---------------- -----------------

          Total                                                 247,903          256,226            63,763           258,187
                                                        ----------------- ----------------  ---------------- -----------------

Operating (loss) income                                          (2,769)         (35,194)           11,612            57,360

Other (expense) income:
     Interest expense                                           (85,910)         (75,551)          (25,399)         (107,531)
     Other                                                         (526)           8,961                 -                 -
                                                        ----------------- ----------------  ---------------- -----------------

          Total                                                 (86,436)         (66,590)          (25,399)         (107,531)
                                                        ----------------- ----------------  ---------------- -----------------

Loss before income taxes                                        (89,205)        (101,784)          (13,787)          (50,171)
Income tax benefit (expense)                                      2,927            2,082              (271)              109
                                                        ----------------- ----------------  ---------------- -----------------

Net loss                                                 $      (86,278)  $      (99,702)   $      (14,058)   $      (50,062)
                                                        ================= ================  ================ =================




                                            See notes to consolidated financial statements.

                                     FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                                                 (Dollars in thousands)

                                                                    FrontierVision       FrontierVision
                                                                    Partners, L.P.       Holdings, LLC
                                                                  (General Partner)    (Limited Partner)       Total
                                                                  -------------------- ------------------- ---------------
Old Holdings
Balance, December 31, 1997                                          $        115,325   $             115   $    115,440
Net loss                                                                     (86,192)                (86)       (86,278)
                                                                  -------------------- ------------------- ---------------
Balance, December 31, 1998                                          $         29,133   $              29   $     29,162
Capital contributions                                                         11,988                  12         12,000
Net loss                                                                     (99,602)               (100)       (99,702)
                                                                  -------------------- ------------------- ---------------
Balance, September 30, 1999                                         $        (58,481)  $             (59)  $    (58,540)

--------------------------------------------------------------------------------------------------------------------------

New Holdings
Excess of purchase price of acquired assets and liabilities over
   predecessor owners' net book value                               $        998,126   $           1,000   $    999,126
                                                                  -------------------- ------------------- ---------------
Balance, October 1, 1999                                                     939,645                 941        940,586
Capital contributions                                                         48,223                  48         48,271
Net loss                                                                     (14,044)                (14)       (14,058)
                                                                  -------------------- ------------------- ---------------
Balance, December 31, 1999                                          $        973,824   $             975   $    974,799
Capital contributions                                                        141,110                 141        141,251
Net loss                                                                     (50,012)                (50)       (50,062)
                                                                  -------------------- ------------------- ---------------
Balance, December 31, 2000                                          $      1,064,922   $           1,066   $  1,065,988
                                                                  ==================== =================== ===============




                                            See notes to consolidated financial statements.

                                       FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Dollars in thousands)

                                                                         Old Holdings                   New Holdings
                                                               -----------------------------  ------------------------------
                                                                    Year       Nine Months      Three Months       Year
                                                                   Ended          Ended            Ended           Ended
                                                                December 31,  September 30,     December 31,   December 31,
                                                                    1998           1999             1999           2000
                                                               -------------- --------------  --------------- --------------
Cash flows from operating activities:
     Net loss                                                   $    (86,278)  $    (99,702)    $    (14,058)  $    (50,062)
     Adjustments to reconcile net loss to net cash provided
        by (used for) operating activities:
          Depreciation and amortization                              117,120        108,987           24,234         97,809
          Deferred income tax (benefit) expense                       (2,927)        (2,082)             271           (109)
          Gain on disposal of assets                                  (2,362)        (9,193)               -              -
          Non cash interest expense                                   19,485         19,388            6,318         27,003
          Changes in operating assets and liabilities, net of
             effects of acquisitions:
               Subscriber receivables                                 (3,480)          (407)            (429)          (900)
               Prepaid expenses and other assets                      (1,092)          (721)         (23,476)        (2,812)
               Accounts payable and accrued interest
                 and other liabilities                                20,181         41,721          (13,876)         3,231
               Subscriber advance payments and deposits                1,086           (447)             543           (425)
                                                               -------------- --------------  --------------- --------------

Net cash provided by (used for) operating activities                  61,733         57,544          (20,473)        73,735
                                                               -------------- --------------  --------------- --------------

Cash flows used for investing activities:
     Expenditures for property, plant and equipment                  (65,570)       (75,120)         (13,904)      (211,078)
     Acquisitions                                                   (307,595)       (12,436)               -         (3,128)
     Proceeds from disposal of assets                                      -          6,698                -              -
     Other                                                               (12)             -                -              -
                                                               -------------- --------------  --------------- --------------

Net cash used for investing activities                              (373,177)       (80,858)         (13,904)      (214,206)
                                                               -------------- --------------  --------------- --------------

Cash flows from financing activities:
     Proceeds from debt                                              316,485         13,229                -         25,000
     Repayments of debt                                              (76,875)        (6,345)          (6,577)       (26,116)
     Issuance of Senior Discount Notes                                75,000              -                -              -
     Costs associated with debt financings                            (2,803)          (566)               -              -
     Partner capital contributions                                         -         12,000           48,271        141,251
                                                               -------------- --------------  --------------- --------------

Net cash provided by financing activities                            311,807         18,318           41,694        140,135
                                                               -------------- --------------  --------------- --------------

Increase (decrease) in cash and cash equivalents                         363         (4,996)           7,317           (336)

Cash and cash equivalents, beginning of period                         4,728          5,091               95          7,412
                                                               -------------- --------------  --------------- --------------

Cash and cash equivalents, end of period                        $      5,091   $         95     $      7,412   $      7,076
                                                               ============== ==============  =============== ==============

Supplemental disclosure of cash flow activity-
     Cash payments for interest                                 $     62,789   $     50,619     $     28,699   $     71,598
                                                               ============== ==============  =============== ==============




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


        On October 1, 1999, Adelphia Communications Corporation ("Adelphia") purchased all outstanding FVP partnership interests in exchange for approximately $537,000 in cash, approximately 6.9 million shares of Adelphia Class A common stock and the assumption of certain liabilities. The acquisition of FVP by Adelphia has been accounted for using the purchase method of accounting. Accordingly, the allocation of Adelphia's purchase price to acquire FVP has been reflected in New Holdings' consolidated financial statements as of October 1, 1999.


        The Company owns and operates cable television systems in four primary operating clusters - New England, Ohio, Kentucky and other smaller clusters of cable television systems.


        The consolidated financial statements include the accounts of Holdings and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


        Generally, Holdings' Partnership Agreement provides that profits, losses and distributions are allocated to the general partner and the limited partners pro rata based on capital contributions.


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


        The acquisition of FVP by Adelphia has been accounted for using the purchase method of accounting. Accordingly, the allocation of Adelphia's purchase price to acquire FVP has been reflected in New Holdings' consolidated financial statements as of October 1, 1999.


        The approximate $2,099,997 aggregate purchase price was comprised of the following:


             Issuance of Adelphia Class A common stock        $        400,707
             Assumption of debt and working capital                  1,161,979
             Cash                                                      537,311
                                                              -----------------
                                                              $      2,099,997
                                                              =================


        The value assigned to the approximate 6.9 million shares of Adelphia Class A common stock was based on the average closing price of Adelphia Class A common stock a few days before and after the acquisition was agreed to and announced on February 22, 1999.

        As a result of the application of purchase accounting, New Holdings has recorded property, plant and equipment of $403,448, intangible assets of $1,776,609, total debt of $1,169,455 and other net liabilities of $70,016. Such values were determined based on third-party valuations.

2.       Summary of Significant Accounting Policies


    Property, Plant and Equipment

        Property, plant and equipment, at cost, are comprised of the following:


                                                                           December 31,
                                                                 ---------------------------------
                                                                      1999             2000
                                                                 ---------------- ----------------

                Operating plant and equipment                    $      363,734   $      427,638
                Real estate and improvements                             19,648           19,780
                Support equipment                                        10,159           10,285
                Construction in progress                                 23,811          188,268
                                                                 ---------------- ----------------
                                                                        417,352          645,971
                Accumulated depreciation                                 (9,798)         (50,952)
                                                                 ---------------- ----------------
                                                                 $      407,554   $      595,019
                                                                 ================ ================


        Depreciation for Old Holdings was computed on the straight-line method using an average estimated useful life of 8 years for operating plant and equipment, support equipment and real estate and improvements. New Holdings' depreciation is computed on the straight-line method using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and real estate and improvements. Depreciation expense amounted to $44,346, $49,642, $9,798 and $41,154 for the year ended December 31, 1998, the nine months ended September 30, 1999, the three months ended December 31, 1999, and the year ended December 31, 2000. Additions to property, plant and equipment are recorded at cost, which includes amounts for material, applicable labor and interest.


    Intangible Assets

        Intangible assets, at cost, are comprised of the following:


                                                                         December 31,
                                                               ---------------------------------
                                                                    1999              2000
                                                               ----------------  ---------------

                Purchased franchises                           $    1,330,869    $   1,328,448
                Purchased subscriber lists                            101,971          101,971
                Covenants not to compete                                6,232            6,232
                Goodwill                                              338,468          349,348
                                                               ----------------  ---------------
                                                                    1,777,540        1,785,999
                Accumulated amortization                              (13,319)         (66,171)
                                                               ----------------  ---------------
                                                               $    1,764,221    $   1,719,828
                                                               ================  ===============


        A portion of the aggregate purchase price of cable television systems acquired has been allocated to purchased franchises, purchased subscriber lists, covenants not to compete and goodwill. Purchased franchises and goodwill are amortized on the straight-line method over periods of up to 15 years for Old Holdings and 40 years for New Holdings. At December 31, 2000, the actual unexpired periods under purchased franchise agreements range from 1 to 15 years. Purchased subscriber lists are amortized on the straight-line method over the average periods that the listed subscribers are expected to receive service from the date of acquisition, which are 10 years. Covenants not to compete are amortized on the straight-line method over 5 years.


    Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

    Subscriber Receivables

        An allowance for doubtful accounts of $851 and $455 is recorded as a reduction of subscriber receivables at December 31, 1999 and 2000, respectively.


    Other Assets

        The unamortized amount of deferred debt financing costs included in prepaid expenses and other assets was $21,370 and $17,910 at December 31, 1999 and 2000, respectively. Such costs are amortized over the term of the related debt.


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


    Revenues

        Subscriber revenues are recognized in the month the service is provided. Advertising revenue is recognized in the period during which the underlying advertisements are broadcast.


    Franchise Expense

        The typical term of the Company's franchise agreements upon renewal is 10 to 15 years. Franchise fees range from 3% to 5% of certain subscriber revenues and are expensed currently.


    Interest Rate Swaps, Caps and Collar Agreements

        Net settlement amounts under interest rate swaps, caps and collar agreements are recorded as adjustments to interest expense during the period incurred (Note 4).


    Income Taxes

        The Company and most of its direct and indirect subsidiaries are limited partnerships or limited liability companies and pay no income taxes as entities. All of the income, gains, losses, deductions and credits of the Company are passed through to its partners on a pro rata basis. Nominal taxes are assessed by certain state and local jurisdictions. The basis in the Company's assets and liabilities differs for financial and tax reporting purposes.


        Certain subsidiaries are corporations and are subject to federal and state income taxes, which have not been significant. Deferred taxes relate principally to the difference between book and tax basis of the cable television assets, partially offset by the tax effect of related net operating loss carryforwards.


    Noncash Financing and Investing Activities

        Capital leases entered into during the year ended December 31, 1998, the nine months ended September 30, 1999, the three months ended December 31, 1999, and the year ended December 31, 2000 totaled $1,545, $9,527, $0 and $12,568, respectively.


    Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassification

        Certain prior period amounts have been reclassified to conform with fiscal year 2000 presentation.


    Recent Accounting Pronouncements

        Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations or other comprehensive income. The adoption of this standard and any transition adjustment will not have a significant effect on the Company's consolidated results of operations or financial position.


3.   Acquisitions and Dispositions


    Acquisitions

        The Company completed several acquisitions in 1998. All of the acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values at the respective dates of acquisition. Amounts allocated to property and equipment and to intangible assets are depreciated and amortized, prospectively from the date of acquisition based upon remaining useful lives and amortization periods. The financial information does not include the effect of certain acquisitions and dispositions of cable systems because these transactions were not material on an individual or aggregate basis.


        The combined purchase price of certain acquisitions has been allocated to the acquired assets and liabilities as follows:


                                                                 Old Holdings
                                                               ----------------
                                                                 Acquisitions
                                                                   through
                                                                 December 31,
                                                                    1998(a)
                                                                ---------------

                Property, plant and equipment                   $      79,526
                Intangible assets                                     244,492
                                                                ---------------
                                                                      324,018
                                                                ---------------
                Net working capital                                       410
                Deferred income taxes                                 (14,783)
                Less - Earnest money deposits applied                  (2,050)
                                                                ---------------
                     Total cash paid for acquisitions           $     307,595
                                                                ===============

(a) The combined purchase price includes certain purchase price adjustments for acquisitions consummated prior to the respective period.

        The Company has reported the operating results of its acquired cable systems from the dates of their respective acquisition. Unaudited pro forma summarized operating results of the Company, assuming certain acquisitions had been consummated on January 1, 1998, are as follows:


                                                                  Old Holdings
                                                                ---------------
                                                                   Year Ended
                                                                  December 31,
                                                                ---------------
                                                                      1998
                                                                ---------------

                Revenue                                         $     276,976
                Operating expenses                                   (151,028)
                Depreciation and amortization                        (129,701)
                                                                ---------------
                Operating loss                                         (3,753)
                Interest and other expenses                          (107,098)
                                                                ---------------
                Net loss                                        $    (110,851)
                                                                ===============


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


    Dispositions

        On January 7, 1999, the Company sold certain cable television system assets serving approximately 4,400 basic subscribers to Helicon Partners I, L.P., for an aggregate sales price of approximately $5,200.


    System Swaps

        On June 1, 1999, the Company completed the exchange of five systems located in northern Kentucky for five Intermedia Partners, LP IV systems located in communities near Lexington, Kentucky which are contiguous to the Company's Kentucky systems. The Company paid approximately $13,300 as consideration for approximately 5,300 basic subscribers the Company gained in the transaction. The asset exchange was recorded at fair value and purchase accounting was applied. In connection with the asset exchange, the Company recognized a gain of $7,300.


4.   Debt


        The aggregate fair value assigned in purchase accounting to New Holdings' debt on October 1, 1999 was greater than the aggregate recorded value at the date of the acquisition by $22,042. The fair value of Holdings' debt was estimated based on the quoted market prices for the same or similar issue or on rates offered to Holdings' for debt of the same remaining maturities. Such excess will be amortized over the respective remaining 6 to 8 year lives of the underlying debt obligations.

        The Company's debt was comprised of the following:


                                                                                                   December 31,
                                                                                         -------------------------------
                                                                                               1999            2000
                                                                                         --------------- ---------------
Subsidiary Debt:
     Bank Credit Facility:
          Revolving Credit Facility, interest based on various floating rate options
             (8.33% and 8.69% average at December 31, 1999 and 2000,
              respectively)                                                               $     175,000   $     200,000
           Term loans, interest based on various floating LIBOR options
             (8.52% and 8.97% weighted average at December 31, 1999
              and 2000, respectively)                                                           486,981         462,406
     11% Senior Subordinated Notes due 2006                                                     212,541         210,706
                                                                                         --------------- ---------------
               Total                                                                      $     874,522   $     873,112
                                                                                         =============== ===============
Parent Debt:
     11 7/8% Senior Discount Notes due 2007                                               $     284,501   $     313,340
                                                                                         =============== ===============
Other Debt:
     Capital leases                                                                       $      10,173   $      21,588
                                                                                         =============== ===============

    Bank Credit Facility

        On December 19, 1997, FVOP entered into a Second Amended and Restated Credit Agreement (the "Credit Facility"). The amount available under the Credit Facility includes two term loans of $250,000 each ("Facility A Term Loan" and "Facility B Term Loan") and a $300,000 revolving credit facility ("Revolving Credit Facility"). The Facility A Term Loan and the Revolving Credit Facility both mature on September 30, 2005. The entire outstanding principal amount of the Revolving Credit Facility is due on September 30, 2005, with escalating principal payments due quarterly beginning December 31, 1998 under the Facility A Term Loan. The Facility B Term Loan matures March 31, 2006 with 95% of the principal being repaid in the last two quarters of the term of the facility.


        Under the terms of the Credit Facility, with certain exceptions, FVOP has a mandatory prepayment obligation upon a change of control of FVOP and the sale of any of its operating systems. This obligation was waived in connection with the acquisition of FVP by Adelphia with the consent of the majority of the lenders. Further, beginning with the year ending December 31, 2001, FVOP is required to make prepayments equal to 50% of its excess cash flow, as defined in the Credit Facility. FVOP also pays commitment fees ranging from 1/2% - 3/8% per annum on the average unborrowed portion of the total amount available under the Credit Facility.


        The Credit Facility also requires FVOP to maintain compliance with various financial covenants including, but not limited to, covenants relating to total indebtedness, debt ratios, interest coverage ratio and fixed charges ratio. In addition, the Credit Facility has restrictions on certain partnership distributions by FVOP.


        All partnership interests in FVOP and all assets of FVOP and its subsidiaries are pledged as collateral for the Credit Facility.


    11% Senior Subordinated Notes

        On October 7, 1996, FVOP issued $200,000 aggregate principal amount of 11% Senior Subordinated Notes (the "Notes"). The Notes are unsecured subordinated obligations of FVOP (co-issued by Capital) that mature on October 15, 2006. Interest accrues at 11% per annum, and is payable each April 15 and October 15.


        In connection with the anticipated issuance of the Notes, FVOP entered into deferred interest rate setting agreements to reduce FVOP's interest rate exposure in anticipation of issuing the Notes. The cost of such agreements was recognized as a component of interest expense by Old Holdings.

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


        J.P. Morgan Investment Corporation and First Union Capital Partners, Inc. ("Former Equity Holders") were affiliates of the Company, owning in the aggregate, a 37.6% limited partnership interest in FVP prior to the Adelphia purchase. Affiliates of the Former Equity Holders received underwriting fees of approximately $3,600 in connection with the issuance of the Notes.


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


        The Discount Notes are unsecured obligations of Holdings, Holdings Capital and Holdings Capital II, respectively (collectively, the "Issuers"), ranking pari passu in right of payment to all existing and future unsecured indebtedness of the Issuers and will mature on September 15, 2007. The discount on the Discount Notes is being accreted using the interest method until September 15, 2001, the date at which cash interest begins to accrue. Cash interest will accrue at a rate of 11 7/8% per annum and will be payable each March 15, and September 15, commencing March 15, 2002.


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


        Affiliates of the Former Equity Holders received compensation in the aggregate of approximately $3,100 in connection with the issuance of the Discount Notes.


    Other Debt

        Other debt consists of capital leases which were incurred in connection with the acquisition of, and are collateralized by, certain equipment. The interest rate on such debt is primarily based on various published rates, such as the Federal Funds or U.S. Treasury rates, plus the applicable margin.

    Maturities of Debt

        The following table sets forth the mandatory reductions in principal under all agreements for indebtedness at December 31 of each of the next five years based on amounts outstanding at December 31, 2000:


                 Year ending December 31:
                          2001                    $     36,734
                          2002                          46,734
                          2003                          57,984
                          2004                          62,371
                          2005                         344,378


        Holdings intends to fund its debt maturities through borrowing under new credit agreements, advances from affiliates and internally generated funds. Changing conditions in the financial markets may have an impact on how Holdings will refinance its debt in the future.


    Interest Rate Swaps, Caps and Collars

        Holdings has entered into interest rate swap, cap and collar agreements with banks to reduce the impact of changes in interest rates on its bank debt. Holdings enters into interest rate swap agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt, while interest rate cap and collar agreements reduce the risk of incurring higher interest costs due to rising interest rates. Holdings is exposed to market risk in the event of nonperformance by the banks. Holdings does not expect any such nonperformance.


        The following table summarizes the notional amounts outstanding and weighted average interest rate data for all interest rate swaps, caps and collars, which expire at various dates through 2002.


                                                                      December 31,
                                                            ---------------------------------
                                                                 1999             2000
                                                            ---------------- ----------------
                Interest Rate Cap:
                Notional amount                             $            -   $       50,000
                Average cap rate                                         -            7.25%

                Interest Rate Swap:
                Notional amount                             $        40,000  $            -
                Average pay rate                                      7.70%               -
                Average receive rate                                  6.28%               -

                Interest Rate Collars:
                Notional amount                             $       200,000  $      200,000
                Average maximum cap rate                              6.64%           6.64%
                Average cap and floor rate                            6.13%           6.13%
                Average minimum floor rate                            4.80%           4.80%


5.   Guarantor Subsidiaries


        The Indenture for the Discount Notes has been amended to add certain subsidiaries as guarantors ("Guarantor Subsidiaries") of the Discount Notes. The guaranty is full and unconditional. Separate financial statements of the Guarantor Subsidiaries are not presented because management believes that they are not material to investors.

        Following is unaudited condensed consolidating financial information for the Company:


                                                                                New Holdings
                                            -------------------------------------------------------------------------------------
                                                                   Balance Sheet as of December 31, 2000
                                            -------------------------------------------------------------------------------------
                                                                        Guarantor    Non-Guarantor   Consolidating   Consolidated
                                              Holdings       FVOP      Subsidiaries   Subsidiaries      Entries        Holdings
                                            ------------ ------------- -------------- -------------- --------------- -------------
Cash                                        $         -  $      6,066  $         97   $        913   $           -   $     7,076
Subscriber receivables                                -        14,107           427            362               -        14,896
Prepaid expenses and other assets             1,313,177        64,089       (10,721)         1,005      (1,341,394)       26,156
Property, plant and equipment and
  intangible assets - net                        66,151     1,981,607        58,945         12,528         195,616     2,314,847
                                            ------------ ------------- -------------- -------------- --------------- -------------
     Total assets                           $ 1,379,328  $  2,065,869  $     48,748   $     14,808   $  (1,145,778)  $ 2,362,975
                                            ============ ============= ============== ============== =============== =============

Accounts payable                            $         -  $     23,642  $      3,577   $        201   $       1,127   $    28,547
Subscriber advance payments and deposits              -         7,635           195            155               -         7,985
Accrued interest and other liabilities                -        29,131           357            184           6,992        36,664
Deferred income taxes                                 -             -        15,751              -               -        15,751
Debt                                            313,340       894,334           242            124               -     1,208,040
Total partners' equity                        1,065,988     1,111,127        28,626         14,144      (1,153,897)    1,065,988
                                            ------------ ------------- -------------- -------------- --------------- -------------
    Total liabilities and partners' equity  $ 1,379,328  $  2,065,869  $     48,748   $     14,808   $  (1,145,778)  $ 2,362,975
                                            ============ ============= ============== ============== =============== =============


                                                                                   New Holdings
                                               ------------------------------------------------------------------------------------
                                                           Statement of Operations for the Year Ended December 31, 2000
                                               ------------------------------------------------------------------------------------
                                                                            Guarantor    Non-Guarantor  Consolidating Consolidated
                                                 Holdings       FVOP       Subsidiaries   Subsidiaries     Entries      Holdings
                                               ------------ ------------- -------------- -------------- ------------- -------------
Revenues                                       $         -  $   296,730   $     13,101   $      5,716   $          -  $   315,547
Operating expenses                                     136      149,537          6,718          3,987              -      160,378
Depreciation and amortization                        2,554       87,254          2,688            265          5,048       97,809
                                               ------------ ------------- -------------- -------------- ------------- -------------
Operating (loss) income                             (2,690)      59,939          3,695          1,464         (5,048)      57,360
Interest expense                                   (28,838)     (78,634)            (6)           (53)             -     (107,531)
Equity in net (loss) income of affiliates          (18,534)       5,210          3,801            (13)         9,536            -
Income tax benefit                                       -            -            109              -              -          109
                                               ------------ ------------- -------------- -------------- ------------- -------------
Net (loss) income                              $   (50,062) $   (13,485)  $      7,599   $      1,398   $      4,488  $   (50,062)
                                               ============ ============= ============== ============== ============= =============

                                                                                  New Holdings
                                              -------------------------------------------------------------------------------------
                                                                     Balance Sheet as of December 31, 1999
                                              -------------------------------------------------------------------------------------
                                                                           Guarantor   Non-Guarantor  Consolidating  Consolidated
                                                Holdings       FVOP      Subsidiaries   Subsidiaries     Entries       Holdings
                                              ------------ ------------ -------------- ------------- -------------- -------------
Cash                                          $         -  $     6,859  $        445   $        108  $           -  $      7,412
Subscriber receivables                                  -       13,202           476            122              -        13,800
Prepaid expenses and other assets               1,191,691       69,582       (11,703)          (339)    (1,221,113)       28,118
Property, plant and equipment and
   intangible assets - net                         67,609    1,846,466        50,276          6,760        200,664     2,171,775
                                              ------------ ------------ -------------- ------------- -------------- -------------
     Total assets                             $ 1,259,300  $ 1,936,109  $     39,494   $      6,651  $  (1,020,449) $  2,221,105
                                              ============ ============ ============== ============= ============== =============

Accounts payable                              $         -  $    32,104  $      2,608   $        159  $           -  $     34,871
Subscriber advance payments and deposits                -        8,523          (261)           142              -         8,404
Accrued interest and other liabilities                  -       23,195           189            406              -        23,790
Deferred income taxes                                   -            -        10,045              -              -        10,045
Debt                                              284,501      884,695             -              -              -     1,169,196
Total partners' equity                            974,799      987,592        26,913          5,944     (1,020,449)      974,799
                                              ------------ ------------ -------------- ------------- -------------- -------------
    Total liabilities and partners' equity    $ 1,259,300  $ 1,936,109  $     39,494   $      6,651  $  (1,020,449) $  2,221,105
                                              ============ ============ ============== ============= ============== =============


                                                                                Old Holdings
                                            -------------------------------------------------------------------------------------
                                                    Statement of Operations for the Nine Months Ended September 30, 1999
                                            -------------------------------------------------------------------------------------
                                                                          Guarantor    Non-Guarantor  Consolidating  Consolidated
                                               Holdings       FVOP        Subsidiaries   Subsidiaries      Entries      Holdings
                                            ------------ -------------- -------------- -------------- -------------- ------------
Revenues                                    $         -  $     211,331  $       8,944  $         757  $           -  $   221,032
Operating expenses                                    -        123,961          5,547            654              -      130,162
Transaction costs                                     -         16,565            450             62              -       17,077
Depreciation and amortization                       743        103,822          4,239            183              -      108,987
                                            ------------ -------------- -------------- -------------- -------------- ------------
Operating loss                                     (743)       (33,017)        (1,292)          (142)             -      (35,194)
Interest expense                                (19,390)       (49,740)        (6,416)            (5)             -      (75,551)
Equity in net loss of affiliates                (79,569)        (5,760)        (5,614)           (80)        91,023            -
Other income                                          -          8,948             13              -              -        8,961
Income tax benefit                                    -              -          2,082              -              -        2,082
                                            ------------ -------------- -------------- -------------- -------------- ------------
Net loss                                    $   (99,702) $     (79,569) $     (11,227) $        (227) $      91,023  $   (99,702)
                                            ============ ============== ============== ============== ============== ============

                                                                                      New Holdings
                                              -------------------------------------------------------------------------------------
                                                       Statement of Operations for the Three Months Ended December 31, 1999
                                              -------------------------------------------------------------------------------------
                                                                            Guarantor    Non-Guarantor  Consolidating Consolidated
                                                 Holdings       FVOP       Subsidiaries   Subsidiaries      Entries      Holdings
                                              ------------ -------------- -------------- -------------- ------------- -------------
Revenues                                      $         -   $   72,062    $      3,080   $        233   $          -   $    75,375
Operating expenses                                      8       35,715           1,450            208              -        37,381
Management fees                                         -        1,801              78              -              -         1,879
Transaction costs                                       -          269               -              -              -           269
Depreciation and amortization                       1,961       21,373             648            252                       24,234
                                              ------------ -------------- -------------- -------------- ------------- -------------
Operating (loss) income                            (1,969)      12,904             904           (227)             -        11,612
Interest expense                                   (6,777)     (18,622)              -              -              -       (25,399)
Equity in net (loss) income of affiliates          (5,312)         406             633             (6)         4,279             -
Income tax expense                                      -            -            (271)             -              -          (271)
                                              ------------ -------------- -------------- -------------- ------------- -------------
Net (loss) income                             $   (14,058)  $   (5,312)   $      1,266   $       (233)  $      4,279   $   (14,058)
                                              ============ ============== ============== ============== ============= =============

        At December 31, 1998, the assets of the guarantor and non-guarantor subsidiaries represented 4.8% and 0.4%, respectively of consolidated assets. For the year ended December 31, 1998, the revenue of the guarantor and non-guarantor subsidiaries represented 3.4% and 0.1%, respectively of consolidated revenue.

6.   Disclosures about Fair Values of Financial Instruments


        Included in Holdings' financial instrument portfolio are cash and cash equivalents, notes payable to banks, Notes, Discount Notes and interest rate swap, cap and collar agreements. The carrying values of the cash and cash equivalents and notes payable to banks approximate their fair values at December 31, 1999 and 2000. The carrying values of the Notes and Discount Notes exceeded their fair value in the aggregate by approximately $4,396 and $46,152 at December 31, 1999 and 2000, respectively. At December 31, 1999 and 2000, Holdings would have been required to pay approximately $152 and $148, respectively, in the aggregate to settle its interest rate swap, cap and collar agreements, representing the difference between carrying cost and fair value of these agreements. The fair values of the debt and interest rate swap, cap and collar agreements were based upon quoted market prices of similar instruments or on rates available to Holdings for instruments of the same remaining maturities.


7.   Employee Benefit Plans


        Old Holdings participated in an FVP savings plan 401(k) which provided that eligible full-time employees could contribute from 1% to 15% of their pre-tax compensation subject to certain limitations. Old Holdings matched contributions not exceeding 3% of each participant's pre-tax compensation. During the year ended December 31, 1998 and the nine months ended September 30, 1999, no significant matching contributions were made by Old Holdings.


        New Holdings participates in an Adelphia savings plan 401(k) and an Adelphia stock incentive plan (the "Plan") which provides that eligible full-time employees may contribute from 2% to 16% of their pre-tax compensation subject to certain limitations. New Holdings matches contributions not exceeding 1.5% of each participant's pre-tax compensation. During the three months ended December 31, 1999, and the year ended December 31, 2000 no significant matching contributions were made by New Holdings. The Plan rewards full time employees with compensation bonuses based on Adelphia Class A common stock performance. During the three months ended December 31, 1999, and the year ended December 31, 2000, no significant costs associated with this Plan were allocated to the Company.


8.   Taxes on Income


        Certain subsidiaries of Holdings are corporations that filed separate federal income tax returns in 1999. For the year ended December 31, 2000, these corporations will be included in Adelphia's consolidated federal income tax return. The partnership investments of Holdings are tax entities in which the filing of returns and related tax liabilities are the responsibility of the individual owners.


        Deferred income taxes reflect the net tax effects of: (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating loss and tax credit carryforwards.


        The tax effects of significant items comprising Holdings' net deferred tax liability as of December 31, are as follows:

                                                                                               December 31,
                                                                                      -------------------------------
                                                                                            1999           2000
                                                                                      --------------- ---------------
       Deferred tax liabilities:
            Differences between book and tax basis of property,
               plant and equipment and intangible assets                              $      10,171   $     19,125
       Deferred tax assets:
            Operating loss carryforwards                                                        126          3,374
                                                                                      --------------- ---------------
       Net deferred tax liability                                                     $      10,045   $     15,751
                                                                                      =============== ===============

        During the year ended December 31, 2000, a deferred tax liability and goodwill of $5,815 were recorded as a result of the final allocation of Adelphia's purchase price of FVP.

        The income tax benefit is as follows:

                                    Three Months
                                       Ended         Year Ended
                                    December 31,     December 31,
                                       1999             2000
                                  ---------------- ----------------
       Federal:
            Deferred              $         (219)  $          101

       State:
            Deferred                         (52)               8
                                  ---------------- ----------------
                                  $         (271)  $          109
                                  ================ ================

     Reconciliations between the statutory federal income tax rate and Holdings' effective income tax rate as a percentage of loss before income taxes are as follows:

                                                               Three Months
                                                                  Ended         Year Ended
                                                               December 31,     December 31,
                                                                   1999             2000
                                                              --------------- ---------------
                Statutory federal income tax rate                  35%              35%
                Operating losses passed through to partners       (36%)            (35%)
                State taxes, net of federal benefit                (1%)              -
                                                              --------------- ---------------
                Effective income tax rate                          (2%)              -
                                                              =============== ===============


        At December 31, 2000, corporate subsidiaries of Holdings had net operating loss carryforwards for federal income tax purposes of approximately $7,889, of which $2,885 and $5,004 expire in 2018 and 2019, respectively.


9.   Commitments and Contingencies


        The Company rents office and studio space, tower sites and space on utility poles under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rent expense under all operating leases for the year ended December 31, 1998, the nine months ended September 30, 1999, the three months ended December 31, 1999, and the year ended December 31, 2000 was $5,806, $5,162, $1,543 and $7,351,
respectively.


        In connection with certain obligations under franchise agreements, Holdings obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. Management believes Holdings has fulfilled all of its obligations such that no payments under surety bonds have been required.


        The cable television industry and Holdings are subject to extensive regulation at the federal, state and local levels. Pursuant to the 1992 Cable Act, which significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry the FCC adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, or, in the alternative, a cost of service showing, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services. In 1996, Congress modified the cable rate regulations with the Telecommunications Act of 1996 (the "1996 Act"). This 1996 Act deregulated the rates for cable programming services on March 31, 1999. Adelphia cannot predict the effect or outcome of the future rulemaking proceedings, changes to the rate regulations, or litigation.


        There are no material pending legal proceedings, other than routine litigation incidental to the business, to which Holdings is a part of or which any of its property is subject.

10.   Transactions with Related Parties


        Holdings has an agreement with a subsidiary of Adelphia (the "Managing Affiliate") which provides for the payment of management fees by Holdings of up to 5% of gross revenues. For the three month period ended December 31, 1999, payments in the amount of $1,879 were made to the Managing Affiliate. No amounts were paid to the Managing Affiliate during the year ended December 31, 2000.


        Commencing in 2000, Holdings manages cable television systems, which are principally owned by Adelphia. Holdings has an agreement with Adelphia which provides for the payment of fees to Holdings of up to 5% of gross revenues. The aggregate fee revenues amounted to $7,407 for the year ended December 31, 2000.


11.  Subsequent Event


        On January 1, 2001, Adelphia closed on a cable systems exchange with Comcast Corporation. As a result of the transaction, FVOP added approximately 27,000 basic subscribers in Los Angeles, California in exchange for approximately 19,500 basic subscribers in Michigan. The cable systems exchange has been recorded at fair value and purchase accounting has been applied as of the date of the transaction.

INDEPENDENT AUDITORS' REPORT


To the Shareholders of
FrontierVision Holdings Capital Corporation:

        We have audited the accompanying balance sheets of FrontierVision Holdings Capital Corporation as of December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.


        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheets referred to above. We believe that our audits provide a reasonable basis for our opinion.


        In our opinion, the balance sheets present fairly, in all material respects, the financial position of FrontierVision Holdings Capital Corporation as of December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP


Pittsburgh, Pennsylvania
March 16, 2001

                                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                                                 BALANCE SHEETS



                                                                                       December 31,
                                                                            -----------------------------------
                                                                                   1999               2000
                                                                            ----------------  -----------------
ASSETS
Cash                                                                        $          100     $          100
                                                                            ----------------  -----------------
                Total assets                                                $          100     $          100
                                                                            ================  =================

OWNER'S EQUITY

Owner's equity:
     Common stock, par value $.01; 1,000 shares authorized;
        100 shares issued and outstanding                                   $            1     $            1
     Additional paid-in capital                                                         99                 99
                                                                            ----------------  -----------------
             Total owner's equity                                           $          100     $          100
                                                                            ================  =================




                                                      See note to balance sheets.

                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                             NOTE TO BALANCE SHEETS


        FrontierVision Holdings Capital Corporation, a Delaware corporation ("Holdings Capital"), is a wholly-owned subsidiary of FrontierVision Holdings, L.P. ("Holdings"), and was organized on August 22, 1997 for the sole purpose of acting as co-issuer with Holdings of $237.7 million aggregate principal amount at maturity of the 11 7/8% Senior Discount Notes. Holdings Capital has had no operations from inception through December 31, 2000.

INDEPENDENT AUDITORS' REPORT


To the Shareholders of
FrontierVision Holdings Capital II Corporation:

        We have audited the accompanying balance sheets of FrontierVision Holdings Capital II Corporation as of December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.


        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheets referred to above. We believe that our audits provide a reasonable basis for our opinion.


        In our opinion, the balance sheets present fairly, in all material respects, the financial position of FrontierVision Holdings Capital II Corporation as of December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP


Pittsburgh, Pennsylvania
March 16, 2001

                                   FRONTIERVISION HOLDINGS CAPITAL II CORPORATION
                                                   BALANCE SHEETS


                                                                                          December 31,
                                                                                ----------------------------------
                                                                                     1999              2000
                                                                                ----------------  ----------------
ASSETS
Cash                                                                            $        1,000    $        1,000
                                                                                ----------------  ----------------
                Total assets                                                    $        1,000    $        1,000
                                                                                ================  ================

OWNER'S EQUITY

Owner's equity:
     Common stock, par value $.01; 1,000 shares authorized,
        issued and outstanding                                                  $           10    $           10
     Additional paid-in capital                                                            990               990
                                                                                ----------------  ----------------
             Total owner's equity                                               $        1,000    $        1,000
                                                                                ================  ================




                                                      See note to balance sheets.

                 FRONTIERVISION HOLDINGS CAPITAL II CORPORATION
                             NOTE TO BALANCE SHEETS




        FrontierVision Holdings Capital II Corporation, a Delaware corporation ("Holdings Capital II"), is a wholly-owned subsidiary of FrontierVision Holdings, L.P. ("Holdings"), and was organized on December 2, 1998 for the sole purpose of acting as co-issuer with Holdings of $91.3 million aggregate principal amount at maturity of the 11 7/8% Senior Discount Notes Series B. Holdings Capital II has had no operations from inception through December 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        Effective February 10, 2000, Holdings dismissed its independent public accountants, KPMG, LLP and subsequently engaged Deloitte & Touche, LLP as Holdings' principal independent public accountants. Holdings had no disagreements with KPMG through the date of dismissal, nor did any of KPMG's reports on the financial statements of Holdings contain an adverse opinion or disclaimer of opinion, nor was any report modified as to uncertainty, audit scope, or accounting principle. The change in accountants is fully disclosed in Holdings' Form 8-K filed with the SEC on February 11, 2000.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Not applicable.


ITEM 11.   EXECUTIVE COMPENSATION


        Not applicable.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        Not applicable.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


        Not applicable.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



        Financial Statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.


(a)      (1) A listing of the consolidated financial statements, notes and independent auditors' reports required by Item 8 are listed in the Index in Item 8 of this Annual Report on Form 10-K.

         (2) Financial Statement Schedules:
             The following are included in this Report:
             Schedule I - Condensed Financial Information of the Registrant
             Schedule II-Valuation and Qualifying Accounts

         (3) Exhibits

 Exhibit
   No.
----------
2.1      Purchase Agreement dated as of February 22, 1999 among FrontierVision Partners, L.P., FVP GP, L.P., the General Partner and Certain Direct and Indirect Limited Partners of FrontierVision Partners, L.P.
         and Adelphia Communications Corporation. (5)

3.1      Amended and Restated Agreement of Limited Partnership of FrontierVision Operating Partners, L.P. (1)

3.2      Certificate of Limited Partnership of FrontierVision Operating Partners, L.P. (2)

3.3      Amended and Restated Agreement of Limited Partnership of FrontierVision Partners, L.P. (9)

3.4      Certificate of Incorporation of FrontierVision Capital Corporation. (2)

3.5      Bylaws of FrontierVision Capital Corporation. (2)

3.6      Agreement of Limited Partnership of FrontierVision Holdings, L.P. (1)

3.7      Certificate of Limited Partnership of FrontierVision Holdings, L.P. (1)

3.8      Certificate of Incorporation of FrontierVision Holdings Capital Corporation. (1)

3.9      Bylaws of FrontierVision Holdings Capital Corporation. (1)

3.10     Certificate of Incorporation of FrontierVision Holdings Capital II Corporation. (6)

3.11     Bylaws of FrontierVision Holdings Capital II Corporation. (6)

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

4.5      Indenture dated as of December 9, 1998, among FrontierVision Holdings, L.P., FrontierVision
         Holdings Capital II Corporation and U.S. Bank National Association, as Trustee. (6)

4.6      Purchase Agreement dated as of December 2, 1998, by and among FrontierVision Holdings, L.P.,
         FrontierVision Holdings Capital II Corporation and J.P. Morgan Securities, Inc. and Chase Securities
         Inc., as Initial Purchasers. (6)

4.7      Registration Rights Agreement dated as of December 9, 1998, by and among Frontier Vision Holdings,
         L.P., FrontierVision Holdings Capital II Corporation and J.P. Morgan Securities Inc., and Chase
         Securities, Inc., as Initial Purchasers. (6)

10.1     Amended Bank Credit Facility. (2)

10.2     Employment Agreement of James C. Vaughn. (2)

10.3     Amendment No. 1 to Amended Bank Credit Facility. (2)

10.4     Consent and Amendment No. 2 to Amended Bank Credit Facility. (3)

10.5     Amended Credit Facility. (4)

10.6     Amendment No. 2 to Amended Credit Facility of FrontierVision Operating Partners, L.P., dated as of July 15, 1999. (8)

10.7     Amendment No. 3 to Amended Credit Facility of FrontierVision Operating Partners, L.P., dated as of
         March 2, 2001. (9)

16.1     Report of change in accountants. (7)

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

(5) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital Corporation's Annual Report on Form 10-K, File No. 333-36519 for the year ended December 31, 1998.

(6) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital II Corporation's Registration Statement on Form S-4, Registration No. 333-75567.

(7) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s Current Report on Form 8-K filed February 11, 2000,
     File No. 333-36519.

(8) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital Corporation's Annual Report on Form 10-K, File NO. 333-36519 for the year ended December 31, 1999.

(9)  Filed herewith.

     The Registrants will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrants not in excess of 10% of the Registrants' total assets on a consolidated basis.

(b)      Not applicable.

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

                                        SCHEDULE I (Page 1 of 4)
                             FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                               CONDENSED INFORMATION AS TO THE FINANCIAL
                                       POSITION OF THE REGISTRANT
                                         (Dollars in thousands)

                                                                                December 31,
                                                                       -------------------------------
                                                                           1999              2000
                                                                       --------------  ---------------
ASSETS
Intangible assets - net                                                $     67,609     $     66,151
Investments in subsidiaries and other assets - net                        1,191,691        1,313,177
                                                                       --------------  ---------------

        Total                                                          $  1,259,300     $  1,379,328
                                                                       ==============  ===============

LIABILITIES AND PARTNERS' EQUITY

Debt                                                                   $    284,501     $    313,340

Partners' equity:
   FrontierVision Partners, L.P.                                            973,824        1,064,922
   FrontierVision Holdings, LLC                                                 975            1,066
                                                                       --------------  ---------------
     Total partners' equity                                                 974,799        1,065,988
                                                                       --------------  ---------------

        Total                                                          $  1,259,300     $  1,379,328
                                                                       ==============  ===============




                                       See note to the condensed information of the Registrant.

                                              SCHEDULE I (Page 2 of 4)
                                   FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                                          CONDENSED INFORMATION AS TO THE
                                            OPERATIONS OF THE REGISTRANT
                                               (Dollars in thousands)




                                                        Old Holdings                      New Holdings
                                              --------------------------------------------------------------------
                                                   Year          Nine Months      Three Months         Year
                                                   Ended            Ended             Ended            Ended
                                               December 31,    September 30,      December 31,     December 31,
                                                   1998             1999              1999             2000
                                              ---------------- ----------------  ---------------- ----------------
Operating expenses                            $          (39)  $            -    $           (8)  $         (136)
Amortization expense                                    (586)            (743)           (1,961)          (2,554)
Interest expense                                     (19,457)         (19,390)           (6,777)         (28,838)
Equity in losses of subsidiaries                     (66,196)         (79,569)           (5,312)         (18,534)
                                              ---------------- ----------------  ---------------- ----------------

     Net loss                                 $      (86,278)  $      (99,702)   $      (14,058)  $      (50,062)
                                              ================ ================  ================ ================




                                       See note to the condensed information of the Registrant.

                                                   SCHEDULE I (Page 3 of 4)
                                        FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                                             CONDENSED INFORMATION AS TO THE CASH
                                                    FLOWS OF THE REGISTRANT
                                                    (Dollars in Thousands)

                                                                   Old Holdings                      New Holdings
                                                         ---------------------------------  ---------------------------------
                                                                             Nine Months      Three Months
                                                            Year Ended          Ended             Ended         Year Ended
                                                            December 31,     September 30,     December 31,     December 31,
                                                                1998             1999              1999             2000
                                                         ---------------- ----------------  ---------------- ----------------
Cash flows from operating activities:
     Net loss                                            $      (86,278)  $      (99,702)   $      (14,058)  $      (50,062)
     Adjustments to reconcile net loss to net cash
        (used for) provided by operating activities:
          Amortization                                              586              743             1,961            2,554
          Non cash interest expense                              19,485           19,388             6,777           28,838
          Equity in losses of subsidiaries                       66,196           79,569             5,312           18,534
          Changes in operating assets and liabilities:
               Intercompany receivable                             (924)               -                 -                -
               Prepaid expenses and other assets                     (1)               -                (2)              (1)
               Accounts payable and accrued liabilities            (123)             474                 -                -
                                                         ---------------- ----------------  ---------------- ----------------
Net cash (used for) provided by operating activities             (1,059)             472               (10)            (137)
                                                         ---------------- ----------------  ---------------- ----------------

Cash flows from investing activities:
     Investment in subsidiaries                                 (72,648)         (12,000)          (48,224)        (141,114)
                                                         ---------------- ----------------  ---------------- ----------------
Cash used for investing activities                              (72,648)         (12,000)          (48,224)        (141,114)
                                                         ---------------- ----------------  ---------------- ----------------

Cash flows from financing activities:
     Issuance of Senior Discount Notes                           75,000                -                 -                -
     Repayments of debt                                               -                -              (237)               -
     Costs associated with financings                            (2,408)            (472)                -                -
     Partner capital contributions                                    -           12,000            48,271          141,251
                                                         ---------------- ----------------  ---------------- ----------------
Net cash provided by financing activities                        72,592           11,528            48,034          141,251
                                                         ---------------- ----------------  ---------------- ----------------

Decrease in cash and cash equivalents                            (1,115)               -              (200)               -

Cash and cash equivalents, beginning of period                    1,315              200               200                -
                                                         ---------------- ----------------  ---------------- ----------------

Cash and cash equivalents, end of period                 $          200   $          200    $            -   $            -
                                                         ================ ================  ================ ================




                                       See note to the condensed information of the Registrant.

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


        The debt of Holdings, excluding future accretion, matures as follows:


                       Year ending December 31:
                               2001                $        -
                               2002                         -
                               2003                         -
                               2004                         -
                               2005                         -
                               Thereafter             313,340
                                                  -------------
                                                   $  313,340
                                                  =============

                                                SCHEDULE II
                               FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                                     VALUATION AND QUALIFYING ACCOUNTS
                                           (Dollars in Thousands)

                                                   Balance at   Charged to
                                                   Beginning     Costs and    Deductions/    Balance at
                                                   of Period     Expenses     Write-offs    End of Period
                                                  ------------ -------------------------------------------
Allowance for doubtful accounts:
     Old Holdings
     Year ended December 31, 1998                 $      640   $     3,076   $     (3,050) $         666
     Nine Months Ended September 30, 1999         $      666   $     4,254   $     (4,307) $         613

----------------------------------------------------------------------------------------------------------

     New Holdings
     Three Months Ended December 31, 1999         $      613   $     1,707  $      (1,469) $         851
     Year Ended December 31, 2000                 $      851   $     5,631   $     (6,027) $         455

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

Date: March 30, 2001      By: /s/ TIMOTHY J. RIGAS
                              --------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer

                          FRONTIERVISION HOLDINGS CAPITAL CORPORATION

Date: March 30, 2001      By: /s/ TIMOTHY J. RIGAS
                              --------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer

                          FRONTIERVISION HOLDINGS CAPITAL II CORPORATION

Date: March 30, 2001      By: /s/ JOHN J. RIGAS
                              -----------------
                              John J. Rigas
                              Director ACC Operations, Inc., FrontierVision Holdings, L.P., FrontierVision Holdings
                              Capital Corporation, and FrontierVision Holdings Capital II Corporation

Date: March 30, 2001      By: /s/ MICHAEL J. RIGAS
                              --------------------
                              Michael J. Rigas
                              Director ACC Operations, Inc., FrontierVision Holdings, L.P., FrontierVision Holdings
                              Capital Corporation, and FrontierVision Holdings Capital II Corporation

Date: March 30, 2001      By: /s/ TIMOTHY J. RIGAS
                              --------------------
                              Timothy J. Rigas
                              Director ACC Operations, Inc., FrontierVision Holdings, L.P., FrontierVision Holdings
                              Capital Corporation, and FrontierVision Holdings Capital II Corporation

Date: March 30, 2001      By: /s/ JAMES P. RIGAS
                              ------------------
                              James P. Rigas
                              Director ACC Operations, Inc., FrontierVision Holdings, L.P., FrontierVision Holdings
                              Capital Corporation, and FrontierVision Holdings Capital II Corporation

                                  EXHIBIT INDEX

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(3) Exhibits

     2.1      Purchase Agreement dated as of February 22, 1999 among FrontierVision Partners, L.P., FVP GP,
              L.P., the General Partner and Certain Direct and Indirect Limited Partners of FrontierVision
              Partners, L.P. and Adelphia Communications Corporation. (5)

     3.1      Amended and Restated Agreement of Limited Partnership of FrontierVision Operating Partners,
              L.P. (1)

     3.2      Certificate of Limited Partnership of FrontierVision Operating Partners, L.P. (2)

     3.3      Amended and Restated Agreement of Limited Partnership of FrontierVision Partners, L.P. (9)

     3.4      Certificate of Incorporation of FrontierVision Capital Corporation. (2)

     3.5      Bylaws of FrontierVision Capital Corporation. (2)

     3.6      Agreement of Limited Partnership of FrontierVision Holdings, L.P. (1)

     3.7      Certificate of Limited Partnership of FrontierVision Holdings, L.P. (1)

     3.8      Certificate of Incorporation of FrontierVision Holdings Capital Corporation. (1)

     3.9      Bylaws of FrontierVision Holdings Capital Corporation. (1)

     3.10     Certificate of Incorporation of FrontierVision Holdings Capital II Corporation. (6)

     3.11     Bylaws of FrontierVision Holdings Capital II Corporation. (6)

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

     4.5      Indenture dated as of December 9, 1998, among FrontierVision Holdings, L.P., FrontierVision
              Holdings Capital II Corporation and U.S. Bank National Association, as Trustee. (6)

     4.6      Purchase Agreement dated as of December 2, 1998, by and among FrontierVision Holdings, L.P.,
              FrontierVision Holdings Capital II Corporation and J.P. Morgan Securities, Inc. and Chase
              Securities Inc., as Initial Purchasers. (6)

     4.7      Registration Rights Agreement dated as of December 9, 1998, by and among Frontier Vision
              Holdings, L.P., FrontierVision Holdings Capital II Corporation and J.P. Morgan Securities Inc., and
              Chase Securities, Inc., as Initial Purchasers. (6)

     10.1     Amended Bank Credit Facility. (2)

     10.2     Employment Agreement of James C. Vaughn. (2)

     10.3     Amendment No. 1 to Amended Bank Credit Facility. (2)

     10.4     Consent and Amendment No. 2 to Amended Bank Credit Facility. (3)

     10.5     Amended Credit Facility. (4)

     10.6     Amendment No. 2 to Amended Credit Facility of FrontierVision Operating Partners, L.P., dated as of July 15, 1999. (8)

     10.7     Amendment No. 3 to Amended Credit Facility of FrontierVision Operation Partners, L.P. as of
              March 2, 2001.  (9)

     16.1     Report of change in accountants. (7)

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

(5) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital Corporation's Annual Report on Form 10-K, File No. 333-36519 for the year ended December 31, 1998.

(6) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital II Corporation's Registration Statementon Form S-4, Registration No. 333-75567.

(7) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s Current Report on Form 8-K filed February 11, 2000,
     File No. 333-36519.

(8) Incorporated by reference to the exhibits to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital Corporation's Annual Report on Form 10-K, File No. 333-36519 for the year ended December 31, 1999.

(9)  Filed herewith.

     The Registrants will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrants not in excess of 10% of the Registrants' total assets on a consolidated basis.

(b) Not applicable.

(c) The Registrants hereby file as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

(d) The Registrants hereby file as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in
    Item 14(a)(2) hereof.